Form 10-K
period 2024-12-31
Ceribell, Inc.
filed 2025-02-25
CIK 1861107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-42364

CeriBell, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-1785452
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
360 N. Pastoria Avenue Sunnyvale, CA	94085
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (800) 436-0826

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value per share	CBLL	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the Registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the Registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2024, the last business day of the Registrant's most recently completed second fiscal quarter, there was no established public market for the Registrant's common stock. Therefore, the aggregate market value of its common stock held by non-affiliates as of such date cannot be calculated. The Registrant's common stock began trading on the Nasdaq Global Select Market on October 11, 2024.

The number of shares of Registrant’s Common Stock outstanding as of February 21, 2025 was 35,868,339.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 2025 Annual Stockholders' Meeting, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K (the “Annual Report”) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” or “continue,” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about:

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
•
our ability to continue improving our product and technology, including our artificial intelligence (“AI”)-powered algorithm;
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
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”);
•
estimates of our expenses, future revenue, capital requirements, our needs for additional financing, and our ability to obtain additional capital; and
•
our future financial performance.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report to reflect events or circumstances after the date of this Annual Report or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

You should read this Annual Report and the documents that we reference in this Annual Report and have filed as exhibits to the registration statement, of which this Annual Report is a part, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report by these cautionary statements.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I. Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We have a limited operating history and have experienced periods of significant business changes in a short time, making it difficult for you to evaluate our business and future prospects. If we are unable to manage our business and any fluctuations in our business effectively, our business and growth prospects could be materially and adversely affected.
•
We have a history of net losses, and we expect to incur additional substantial losses in the foreseeable future.
•
We depend on sales from the use of the Ceribell System for our revenue. If we are unable to successfully achieve substantial market acceptance and adoption of the Ceribell System, or any of our future products, or if confidence in our products is diminished, our business, financial condition, results of operations, and prospects would be harmed.
•
We operate in a highly competitive industry, and competitive pressures could have a material adverse effect on our business, financial condition, results of operations, and prospects.
•
We are dependent on international manufacturers and suppliers, which exposes us to foreign operational risks that may harm our business.
•
We source and manufacture a substantial number of our products from third-party suppliers and manufacturers in China, which exposes us to risks inherent in doing business in China.
•
If we fail to attract and retain senior management and other key personnel, our business may be materially and adversely affected.
•
If we are unable to successfully develop new products and effectively manage their introduction or improve our existing products, our business may be adversely affected.
•
We spend significant amounts on marketing and brand-building initiatives to acquire and retain customers, which may not be successful or cost effective.
•
Our products are complex to design and manufacture and can contain defects. The production and sale of defective products could adversely affect our business, financial condition, results of operations, and prospects. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit sales of our products.
•
Alternative technologies or therapies addressing seizure, non-convulsive status epilepticus or other indications we intend to expand into could materially adversely affect our business, financial condition, results of operations, and prospects.
•
If adequate reimbursement becomes unavailable for the diagnostic tests using our products, it could diminish our sales or affect our ability to sell the Ceribell System profitably.
•
The continued commercialization of our products depends in part on the extent to which governmental authorities and health insurers provide coverage and adequate reimbursement levels. Failure to obtain and maintain coverage and adequate reimbursement for our products could limit our ability to market those products and decrease our ability to generate revenue.
•
Our employees, consultants and other commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.

•
Our relationships with contracted physicians to provide remote electroencephalography (“EEG”) interpretation services to certain customers must be structured in compliance with state laws prohibiting the corporate practice of medicine or fee splitting and could be found to violate such laws.
•
Our clinical testing process is complex, lengthy, can be expensive, and carries uncertain outcomes. Future trials and studies by us or others may fail to replicate positive results observed to date.
•
Interim, “top-line” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
The misuse or off-label use of our products may result in injuries that harm patients and lead to product liability suits, harm our reputation in the marketplace, or result in costly investigations, fines, or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, any of which could be costly to our business.
•
We rely on third parties to conduct and support our preclinical studies and clinical trials. These third parties may not properly and successfully carry out their contractual duties or meet expected deadlines, which could harm our ability to obtain marketing authorization of or commercialize future products we develop.
•
We rely on relationships with contracted physicians to provide remote EEG reading services to certain customers.
•
Actual or perceived failures to comply with applicable data privacy and security laws, regulations, standards and other requirements could adversely affect our business, financial condition, results of operations, and prospects.
•
Our business and operations may suffer in the event of information technology system failures, cyber attacks, or deficiencies in our cybersecurity.
•
If we cannot successfully enforce our intellectual property rights, the commercial value of our products, services, or technologies may be adversely affected and our competitive position may be harmed.
•
We may become a party to intellectual property litigation or administrative proceedings that could be expensive, time-consuming, and unsuccessful, and could interfere with our ability to develop, manufacture, commercialize, import, or otherwise use our products, services, or technologies.
•
We depend on certain intellectual property rights that are licensed to us. We may be unsuccessful in licensing or acquiring intellectual property rights from third parties that may be necessary to develop, manufacture, commercialize, import, or use our current and/or future products, services, or technologies.
•
We are subject to certain manufacturing restrictions related to licensed intellectual property rights that were developed with the financial assistance of United States government grants.
•
Our ability to use our net operating loss carryforwards and other tax attributes may be limited due to certain provisions of the Internal Revenue Code or state tax law.
•
Our venture loan and security agreement contains restrictions that limit our flexibility in operating our business.
•
Our cash deposits with financial institutions exceed insured limits.
•
If we are unable to design, implement, and maintain effective internal control over financial reporting in the future, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock may decline.
•
Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.
•
We may require additional capital to support business growth, and this capital might not be available on terms favorable to us, or at all, and may dilute existing stockholders’ ownership of our common stock.
•
Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.
•
The market price of our common stock may be volatile, which could cause the value of your investment to decline.
•
If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.
•
Our insurance may not cover all potential losses or liabilities that may arise.

PART I

Item 1. Business.

Overview

We are a medical technology company focused on transforming the diagnosis and management of patients with serious neurological conditions. We have developed the Ceribell System, a novel, point-of-care EEG platform specifically designed to address the unmet needs of patients in the acute care setting. By combining proprietary, highly portable, and rapidly deployable hardware with sophisticated artificial intelligence (“AI”)-powered algorithms, the Ceribell System enables rapid diagnosis and continuous monitoring of patients with neurological conditions. We are initially focused on becoming the standard of care for the detection and management of seizures in the acute care setting, where the technological and operational limitations of conventional EEG systems have contributed to significant delays in seizure diagnosis and suboptimal patient care and clinical outcomes, as well as a high economic burden for hospitals and the healthcare system. By making EEG more accessible and enabling continuous monitoring through the power of AI, the Ceribell System enables clinicians to more rapidly and accurately diagnose and manage patients at risk of seizure in the acute care setting, resulting in improved patient outcomes and hospital and payer economics. To date, the Ceribell System has been adopted by more than 500 active accounts, ranging from top academic centers to small community hospitals, and has been used to care for over 200,000 patients. For information regarding how patient care and clinical outcomes are measured, see “—Market Overview—Challenges of Managing Seizures in the Acute Care Setting.”

A seizure is an abnormal burst of uncontrolled electrical activity in the brain which, if left untreated, can result in permanent disability or death. Seizures are often associated with epilepsy, a chronic condition that causes recurring seizures throughout an individual’s life. However, seizures in the acute care setting are also commonly triggered by serious conditions such as brain tumors, traumatic brain injury, stroke, cardiac arrest, and sepsis, among others. In contrast to epileptic seizures which are short in duration and typically involve convulsions, seizures occurring in the acute care setting tend to be longer in duration and are most often non-convulsive, meaning they lack the physical symptoms that are often used to identify seizure activity, which makes empirical diagnosis extremely challenging. This creates a significant unmet need, and it is estimated that up to 92% of all seizures in the ICU are non-convulsive.

A seizure lasting longer than five minutes is known as status epilepticus, a serious medical emergency that can lead to mortality or severe and permanent brain damage. Awareness of the severity of status epilepticus has significantly increased over the last decade, with a heightened emphasis on prompt diagnosis and treatment, which are the most important factors in appropriately managing the condition and improving patient outcomes. The all-cause mortality rate associated with non-convulsive status epilepticus is approximately 18-30%. Further, patient response rates to first-line anti-seizure medication drop by approximately 30% for every hour medication is delayed from the onset of seizures. Given the impact of prompt detection on treatment success and outcomes, medical society guidelines emphasize the need for prompt EEG monitoring for patients at risk of status epilepticus.

EEG, a non-invasive test that measures electrical activity in the brain and displays this activity as continuous waveforms, is the only way to definitively confirm a seizure diagnosis. EEG was originally designed for the outpatient setting, primarily for use in the diagnosis and management of epilepsy, where the technology has been used for nearly 100 years. In the acute care setting, we believe conventional EEG systems are insufficient to meet the needs of critically ill patients as they are unable to provide the speed of diagnosis and continuous monitoring necessary for optimal patient management. These challenges are the result of multiple inherent bottlenecks in the design of conventional EEG systems and the infrastructure required to administer them. Conventional EEG systems must be operated by specialized EEG technicians who typically work limited hours, are staffed across multiple departments within the hospital, and face a national supply shortage. After arrival at the bedside, which is often delayed, EEG technicians must initiate a long, complex, and labor-intensive setup process before EEG recording can begin. The EEG recording must then be interpreted and monitored by specialized neurologists, who face similar workflow and supply shortage issues, and when available, are rarely able to continuously monitor EEG recordings in real-time. These bottlenecks result in delays in both diagnosis and monitoring. This can lead to delayed seizure detection and less informed treatment decisions, which may negatively impact clinical outcomes and have been shown to contribute to a higher cost burden for hospitals and the healthcare system.

We specifically designed the Ceribell System to address the limitations of conventional EEG in the acute care setting and dramatically improve clinical outcomes of critically ill patients at high risk of seizures. The Ceribell System integrates proprietary, highly portable hardware with AI-powered algorithms to aid in the detection and management of seizures. Our hardware is composed of a disposable, flexible headband and a pocket-sized, battery-operated recorder used to capture and wirelessly transmit EEG signals. The hardware is simple to use and, after approximately one hour of training, can be applied within minutes by any non-specialized healthcare professional. The recorder is integrated with a proprietary web-based portal that allows neurologists to remotely access EEG data in real time from any web-enabled device. EEG data captured by the recorder is interpreted by our proprietary AI-powered seizure detection algorithm, ClarityTM, which continuously monitors the patient’s EEG signal and can support the clinician’s real-time assessment of seizure activity. In May 2023, the latest generation of Clarity became the first and only device to receive 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for diagnosing electrographic status epilepticus, and subsequently received a New Technology Add-on Payment (“NTAP”) from the Centers for Medicare and Medicaid Services (“CMS”).

The unique features and capabilities of our system deliver numerous benefits, including:

•
Early seizure detection and improved patient outcomes. The Ceribell System can be deployed in as little as five minutes by any non-specialized healthcare professional with limited training required and continuously monitors the patient for seizure activity, empowering bedside clinicians to make more informed and timely treatment decisions. This results in improved patient outcomes, including shorter hospital stays and reductions in unnecessary administration of anti-seizure medication, intubation, and patient transfers.
•
Improved hospital and payer economics. We have demonstrated that the Ceribell System can deliver cost savings for hospitals and payers by decreasing the average hospital length of stay, reducing the over-administration of anti-seizure medication, and reducing unnecessary patient transfers. In addition, confirmed diagnosis of seizures may allow hospitals to receive appropriate reimbursement for the more complex and costly management of patients with multiple comorbidities.
•
Reduced strain on key hospital personnel. The Ceribell System reduces reliance on EEG technicians for EEG administration and enables hospitals to better manage technician infrastructure and workflow. Additionally, Clarity allows for better triage of at-risk patients, improves resource allocation, and supports more efficient workflow for neurologists.

We have developed a large body of evidence that supports these clinical and economic benefits, including over 110 peer-reviewed publications and published conference abstracts. Our growing base of clinical evidence highlights the value of the Ceribell System to all key stakeholders, including patients, clinicians, and hospitals of different types and acuity settings. We believe our base of clinical evidence validates that the quality of Ceribell System recordings are equivalent to conventional EEG, supports the diagnostic accuracy of Clarity, and shows that use of the Ceribell System can result in improved clinical management and care. In addition, our clinical evidence supports that use of the Ceribell System can provide meaningful cost savings to hospitals and payers, appropriate reimbursement for the treatment of patients with complex conditions, and reduced strain on hospital personnel. For citations to the studies relating to the clinical evidence noted above in this paragraph, see the section titled “Business—Our Clinical Results and Economic Evidence.”

Given the inherent limitations of conventional EEG systems, we believe that EEG has been significantly underutilized in the detection and management of seizures in the acute care setting. By providing our customers with a tool that can be promptly administered and leveraged to inform treatment decisions at the bedside, the Ceribell System has the ability to meaningfully expand the use of EEG to a significantly broader set of acute care patients who we believe should be monitored for non-convulsive seizures. We define our addressable market opportunity as the approximately three million acute care patients in the United States who we believe should be monitored with EEG each year due to high risk of seizures and an estimated 6,000 acute care facilities that we believe could benefit from the Ceribell System. We believe the platform nature of the Ceribell System will enable us to efficiently pursue other serious neurological conditions beyond seizures, including delirium and ischemic stroke, which could represent a significant market opportunity. For information regarding our addressable market opportunity, see “—Market Overview—Our Addressable Market Opportunity in Seizures and—Other Potential Opportunities Beyond Seizures.”

We are currently focused on becoming the standard of care for the detection and management of seizures in the acute care setting. There are approximately 6,000 acute care facilities in the United States that we believe could benefit from our system. We employ a team of sales representatives, including Territory Managers (“TMs”), who are responsible for new customer acquisition and onboarding, and Clinical Account Managers (“CAMs”), who focus on ongoing account coverage to increase utilization and further support hospital onboarding. We intend to expand the size of our direct sales organization in the United States to support our efforts to drive further adoption and utilization of the Ceribell System. While our current commercial focus is on the United States, we have received a CE Mark for the Ceribell System in Europe, and we intend to pursue additional regulatory clearances in Europe and elsewhere outside of the United States. We also plan to engage in market access initiatives in attractive international regions in which we see significant opportunity.

We have established a significant competitive advantage through multiple strategic initiatives, including investing substantial resources to create our wholly-owned intellectual property portfolio. As of December 31, 2024, we had 18 issued patents and 24 pending patent applications covering multiple aspects of our hardware and algorithms. We have also invested in building data science and AI capabilities, which would be costly and difficult to replicate. To date, our system has been used on over 200,000 patients, which we believe to be the largest database of acute care EEG recordings. Finally, we spend a significant amount of time partnering with our customers, including providing onsite training and ongoing education as well as ensuring optimal workflow and IT integration, all of which strengthens our competitive position, customer loyalty, and customer retention.

We invest in research and development efforts with the goal of driving continuous improvements in the Ceribell System, advancing our mission of becoming the standard of care for the detection and management of seizures in the acute care setting, and expanding the clinical application of our system and AI algorithms, in the acute care setting and beyond. Our research and development team includes hardware and software engineers with deep expertise in mechanical and electrical engineering, data science, AI, embedded software design, and cloud-based data and security architecture.

We generate revenue from two recurring sources – the sale of our disposable headbands that are intended for single patient use and a monthly subscription fee charged to our hospital customers for use of Clarity, recorders, and our portal. We have experienced rapid growth since we began commercializing the Ceribell System in 2018, expanding our headcount to 281 employees in 2024. We recognized revenue of $65.4 million for the year ended December 31, 2024, compared to revenue of $45.2 million for the year ended December 31, 2023, representing 45% year-over-year growth. For the year ended December 31, 2024, we recognized a gross margin of 87% and a net loss of $40.5 million, compared to a gross margin of 84% and a net loss of $29.5 million for the year ended December 31, 2023.

Our Success Factors

We believe the continued growth of our company will be driven by the following success factors:

•
Paradigm-shifting platform technology capable of becoming the standard of care for brain monitoring in the acute care setting. The Ceribell System represents a paradigm-shifting EEG solution for brain monitoring in the acute care setting, a field that has experienced minimal innovation since conventional EEG systems were developed in the 1920s. The Ceribell System was specifically designed to address the shortcomings of conventional EEG systems in the acute care setting. Unlike conventional EEG systems, the Ceribell System provides clinicians with rapid access to EEG, bedside seizure detection, and continuous monitoring, which enables more accurate treatment decisions and improved outcomes for critically ill patients. We believe the Ceribell System is positioned to become the standard of care for the detection and management of seizures in these patients. In the future, we believe the platform nature of the Ceribell System will enable us to efficiently pursue other serious neurological conditions beyond seizures, for which we have begun the technical validation process for multiple indications, including delirium and ischemic stroke. We received Breakthrough Device Designation from the FDA for delirium in September 2022.
•
Compelling benefits supported by a robust body of clinical and real-world evidence. The Ceribell System was designed to optimize patient care and hospital workflow through improved EEG access, quicker detection of seizures, continuous monitoring, and improved clinical decision-making. These attributes of the Ceribell System successfully translate into improved clinical care, which has been shown to improve patient outcomes and hospital and payer economics. The clinical and economic benefits of the Ceribell System are supported by a significant body of evidence that includes over 110 peer-reviewed publications and published conference abstracts. We believe our clinical evidence and real-world case studies will continue to support the adoption of our system.
•
Large addressable market opportunity with a significant unmet need. Prolonged seizures, particularly non-convulsive seizures, are highly prevalent in critically ill patients in the acute care setting and are associated with significant morbidity and mortality. While conventional EEG can be used to detect seizures in these patients, the inherent limitations of conventional EEG systems have resulted in a significant underutilization of this necessary and often lifesaving technology. By providing hospitals with 24/7 bedside assessment and continuous monitoring of seizure activity, the Ceribell System enables hospitals to promptly and more appropriately care for critically ill patients. We believe that the Ceribell System can expand the use of EEG to the approximately three million acute care patients in the United States who we believe should be monitored with EEG each year due to high risk of seizures, representing an over $2 billion annual addressable market opportunity. In addition, we believe that future indication and geographic expansion opportunities could represent a significant market opportunity.
•
Recurring, predictable and scalable revenue model with attractive gross margins. We generate revenue primarily from two recurring sources – the sale of our single use, disposable headbands and a monthly subscription fee for the use of Clarity, recorders, and our portal. Once we onboard an account, we have historically observed high retention rates. We believe that our track record of customer retention and our recurring revenue model improve the predictability of our revenue. Both our disposable headband and subscription revenue streams offer significant visibility and produce high gross margins. For the years ended December 31, 2024 and 2023, we generated gross margins of 87% and 84%, respectively, with subscription gross margins of 97% and 96%, respectively. We have also developed a highly scalable commercial model that combines TMs focused on new customer adoption and onboarding and CAMs focused on driving utilization with limited case coverage support required, which we believe will support efficient growth and greater operating leverage. We believe the attractive attributes of our business model will allow us to continue to invest in growth initiatives while driving the company towards profitability.
•
Strong competitive position with first mover advantage. We have deployed a wide range of strategies to strengthen our competitive advantage. We have invested sizeable resources in developing a comprehensive and wholly-owned intellectual property portfolio, which, as of December 31, 2024, included 18 issued patents and 24 pending patent applications covering multiple aspects of our hardware and algorithms. Additionally, we have invested in building data science and AI capabilities, which would be costly and difficult to replicate. To date, our system has been used in over 200,000 patients. Portions of this database have been used to inform our proprietary, AI-powered algorithm for seizure detection and will enable us to develop algorithms for indications beyond seizures. We have also established a sophisticated onboarding program, which includes onsite training and ongoing education as well as workflow and IT integration, all of which help to build customer loyalty and strengthens our competitive position and customer retention.
•
Established reimbursement. The Ceribell System enables our customers to operate under the existing reimbursement structure for EEG, which has well-established reimbursement levels via the Medicare Severity Diagnosis Related Group (“MS-DRG”) classification system and Current Procedural Terminology (“CPT”) codes. Given the wide variety of underlying acute conditions that may lead to seizures in critically ill patients, use of our system is reimbursed across a large and diverse base of MS-DRGs. As a result, we believe that our system is less subject to targeted reimbursement changes to individual MS-DRGs. In addition, our newest Clarity algorithm is the first neurodiagnostic to achieve both Breakthrough Device Designation from the FDA and an NTAP from CMS. For eligible patients, the NTAP enables hospitals to receive additional reimbursement for each qualifying inpatient admission during which the new Clarity algorithm is used.
•
Experienced leadership team. Our senior management team consists of industry professionals with deep industry expertise across various disciplines, including medical technology, sales and marketing, engineering, data science, and manufacturing.

Our Growth Strategies

Our mission is to establish the Ceribell System as the standard of care for EEG in the acute care setting and help clinicians save patient lives. The key elements of our growth strategy include:

•
Increase adoption of the Ceribell System by new accounts. There are approximately 6,000 acute care facilities with an Intensive Care Unit (“ICU”) or Emergency Department (“ED”) or both in the United States that we believe could benefit from the Ceribell System because the patients arriving at such facilities may experience seizures triggered by the conditions leading them to seek acute medical care. We have initially targeted a subset of these acute care facilities through our commercial organization, prioritizing certain facilities based on factors such as geographic characteristics and sales potential. Over time, we expect to target additional acute care facilities as we grow our sales. As of December 31, 2024, we have successfully deployed our system to more than 500 active accounts, ranging from top academic centers to small community hospitals. We believe that all acute care facilities in the United States can benefit from the Ceribell System, and our goal is to establish our system as the standard of care for the detection and management of seizures in critically ill patients. To drive further adoption of our system, we plan to continue to expand our commercial infrastructure by adding both TMs, who focus on new account acquisition and onboarding, and CAMs, who focus on ongoing account coverage to increase utilization and further support hospital onboarding. Our commercial team engages with customers to communicate the value proposition of the Ceribell System, leveraging our large base of clinical evidence.
•
Drive utilization of the Ceribell System within our existing customer base. We believe there are approximately three million acute care patients in the United States who should be monitored with EEG each year due to high risk of seizures. Currently, many of these patients are not promptly monitored by EEG, as a physician may not be aware of the risk of seizures in a given patient population. Our CAMs work to educate our customers to raise awareness of our technology, non-convulsive seizures, and the risks of delayed treatment because even at facilities with access to the Ceribell System, clinicians may not use Ceribell on all eligible patients if they are not fully aware of the risks of seizures and the benefits of our solution. Since implementing this approach in July 2021, we have demonstrated success in meaningfully increasing utilization within our active accounts.
•
Continue to drive awareness of seizures in the acute care setting. We continue to focus on increasing awareness of the prevalence of seizures in critically ill patient populations among intensive care and emergency medicine clinicians in the acute care setting. Based on our experience, many providers underappreciate the full spectrum of underlying conditions that may result in non-convulsive seizures, which generally cannot be reliably diagnosed on an empirical basis. We also aim to educate providers on the importance of prompt diagnosis and treatment of seizures, including the relevant medical society guidelines that recommend EEG be applied promptly when status epilepticus is suspected and in various conditions in which the risk of status epilepticus is high. We work to achieve these objectives by directly engaging with clinicians, investing in marketing initiatives, and supporting clinical research that validates the importance of early diagnosis and treatment of status epilepticus.
•
Invest in further growing our base of clinical evidence. Clinical evidence is an important driver of our customers’ decision-making process, and we are committed to continuing to build upon the foundation of evidence that supports our value proposition. We conduct our own clinical studies and provide support for independent investigator-initiated trials that evaluate different aspects of our system. For example, although the outcomes of clinical trials cannot be guaranteed, we are sponsoring and supporting studies to validate the impact of our system on patient outcomes and to demonstrate the reliability and diagnostic utility of Clarity, with a focus on studies that validate speed of EEG setup, ease-of-use, diagnostic accuracy, enhanced clinician confidence in treatment decisions, improved patient outcomes, and hospital and payer economics. For more information regarding the ongoing studies supported or sponsored by us, see “—Ceribell Supported or Sponsored Ongoing Studies.”
•
Continue to improve and innovate our system for use in seizures. Our research and development initiatives are focused on introducing enhancements, features, and improvements aimed at increasing the value provided by our system for diagnosing and monitoring seizures in the acute care setting. We have introduced multiple iterations of our Clarity seizure detection algorithm, increasing both the sensitivity and specificity of the algorithm since the initial introduction, and expect to continue to drive further improvements of Clarity in the future. We are also investing in expanding the indicated age range of Clarity to include individuals below the age of 18, and filed a 510(k) application for clearance in the fourth quarter of 2024. If this application is granted, we can bring the benefits of AI-powered seizure detection and continuous monitoring to younger patients, who are already able to benefit from rapid EEG access provided by our proprietary hardware. In addition, we have received 510(k) clearance for and are continuing to develop a headset that will be able to accommodate a head size range appropriate for neonate and infant patients, which have different needs than adult and pediatric patients. We believe that these innovations have the potential to increase the utilization of our system within our established customer base.
•
Expand into new indications and clinical use cases beyond seizures. We believe EEG offers one of the richest datasets of brain activity. While the clinical use of EEG has historically been limited to the identification of seizures, EEGs have been scientifically demonstrated to aid in the detection of a wide variety of other neurological conditions. We intend to leverage our proprietary database of acute care EEG recordings and our data science and AI capabilities to identify patterns in EEG waveforms that may allow us to expand the use of our system to other indications, both in the acute care setting and beyond. We have begun the technical validation process for several indications in the acute care setting. In September 2022, we received FDA Breakthrough Device Designation for the detection and monitoring of delirium, a common condition in the acute care setting characterized by episodes of confusion and disorientation that affects more than seven million hospitalized patients in the United States annually according to the American Delirium Society. We have also initiated technical and clinical work to develop an algorithm that may allow for earlier triage of stroke. We believe these indications would be accessible using our existing hardware platform and commercial infrastructure and significantly expand our total addressable market.
•
Pursue adjacent and international markets. There are approximately 6,000 acute care facilities in the United States that we believe could benefit from our system. We believe that our system offers compelling benefits to other types of institutions beyond this core market, including hospitals affiliated with the Department of Defense, children’s hospitals, and long-term acute care facilities. In the future, we plan to establish our presence internationally. While our current commercial focus is on the United States, we have received a CE Mark for the Ceribell System in Europe, and we intend to pursue additional regulatory clearances in Europe within the next two to four years and, in the future, elsewhere outside of the United States. We also plan to engage in market access initiatives in attractive international regions in which we see significant opportunity.

Market Overview

Overview of Seizures in the Acute Care Setting

A seizure is an abnormal burst of uncontrolled electrical activity in the brain that causes a range of clinical symptoms and, if undetected and left untreated, can be life threatening. Seizures generally manifest as a result of an underlying condition, which may be a chronic disorder such as epilepsy or a response to a serious, acute condition, such as brain tumors, traumatic brain injury, stroke, cardiac arrest, and sepsis, among others.

A seizure lasting longer than five minutes is known as status epilepticus, which is a serious medical emergency that can lead to severe long-term cognitive disability or death. The severity of status epilepticus is comparable, and in some cases higher, than other medical emergencies impacting patients in the acute care setting such as sepsis, stroke, and cardiac arrest.

Prompt detection and treatment of status epilepticus are crucial for improving patient outcomes, similar to the management of these other conditions, where early detection and treatment result in significantly improved outcomes. At the same time, we believe that, unlike sepsis, stroke, and cardiac arrest, most hospitals do not have defined protocols for identifying and treating status epilepticus. Multiple studies have established that morbidity and mortality rates for status epilepticus are strongly correlated to seizure duration. Response rates to first-line anti-seizure medication are significantly higher when the medication is administered promptly following the onset of seizures.

Given the impact of prompt detection on treatment success and outcomes, medical society guidelines emphasize the need for prompt EEG monitoring for patients at risk of status epilepticus. For example, the Neurocritical Care Society (“NCS”) guidelines recommend continuous EEG monitoring within 15-60 minutes of onset of seizure for treatment of status epilepticus. Further, guidelines from the American Heart Association (“AHA”) and American Stroke Association (“ASA”) have confirmed the importance of EEG monitoring for certain cardiac arrest and stroke patients who are at high risk of seizures. In addition to the importance of prompt detection, continuous monitoring for seizure activity is critical to the successful management of patients, as status epilepticus may continue or reemerge even after treatment with anti-seizure medication is administered.

Challenges of Managing Seizures in the Acute Care Setting

Seizures in the acute care setting are particularly challenging to detect and often go undiagnosed given they predominantly present as non-convulsive. It is estimated that up to 92% of all seizures in the ICU are non-convulsive. EEG, which measures electrical activity in the brain, is the only test that can definitively confirm a seizure diagnosis and is critical for making informed treatment decisions. EEG converts electrical brain activity to visual, continuous waveforms, which must be interpreted by a specially trained neurologist, such as an epileptologist or neurophysiologist, to detect seizures or other neurological conditions.

Image of EEG Waveforms

Conventional EEG System and Electrodes Placement

Registration Edit Window View Analysis Tools Help
FP1-A1
FP2-A2
F3-A1
F4-A2
C3-A1
C4-A2
P3-A1
P4-A2
O1-A1
O2-A2
F7-A1
F8-A2
T3-A1
T4-A2
T5-A1
T6-A2
FZ-A1
CZ-A2
PZ-A1
Amplitude, mkV

Conventional EEG systems consist of reusable or single-use electrodes, which are manually attached to the patient’s scalp, and capital equipment, which includes an amplifier, computer module, and display device for transmitting, recording, and displaying the EEG data. Conventional EEG systems were originally designed in the 1920s for use in the outpatient setting, primarily for the diagnosis and management of epilepsy. As such, they were designed with the goal of understanding the precise region of the brain in which seizure activity occurs, rather than to achieve a rapid seizure diagnosis.

In the acute care setting, rapid diagnosis and continuous monitoring are necessary for optimal patient management. While conventional EEG systems are also used in the acute care setting, the inherent limitations of these systems in the acute care setting have contributed to significant delays in seizure diagnosis and suboptimal patient care and clinical outcomes. In this context, Ceribell and numerous study authors measure the quality of patient care by the timeliness of treatment of seizures, the administration of appropriate medication, and avoidance of hospital transfers, and measure clinical outcomes by the incidence of mortality and functional disability, duration of seizure activity, and length of hospital stay associated with seizure activity. The inherent limitations of conventional systems noted above, which include long and manual processes that must be performed by specialized personnel, contribute to delayed, and in some cases outright lack of, access to EEG. For a discussion of studies evaluating patient care and clinical outcomes with conventional EEG systems compared to the Ceribell System in the acute care setting, see “—Our Clinical Results and Economic Evidence.”

Conventional EEG systems require set up by specialized EEG technicians who must undergo advanced training and obtain certifications. Nationally, there is a shortage of such technicians, and the infrastructure costs required to staff technicians 24/7 are generally too high for all but the largest and most well-funded medical centers. In most community-based hospitals, EEG technicians are generally only staffed during normal daytime business hours from Monday through Friday. This results in significant gaps in EEG coverage. For example, a hospital that has EEG technicians available for its ICU from 9:00am to 5:00pm Monday through Friday (i.e., 40 hours a week) would lack EEG coverage for 76% of each week (80 hours on weekdays, plus 48 hours on weekends). On-call services may be available outside of standard business hours, but utilizing these services results in additional delays in EEG access and incremental costs as a result of overtime pay. While large academic hospitals may provide greater EEG coverage, general workflow limitations may still result in significant delays in EEG access. Moreover, we believe that many EDs do not use EEGs as a standard practice given the significant delays in access to EEG.

Conventional EEG systems consist of large and cumbersome capital equipment which is generally not stored in the acute care setting due to space constraints and, as such, must be located and transported to the patient. When the EEG technician finally arrives at the bedside with the equipment, the setup process is long, complex, and labor-intensive. The EEG technician will measure the patient’s head to determine electrode placement, then manually part the patient’s hair, scrub the skin to remove dead skin cells, apply a conductive gel to form electrical connectivity between the skin and the EEG electrode and then tape the electrode to the patient’s skin. This process is repeated for each individual electrode and typically takes up to 30 minutes to complete. The combination of these factors can result in multi-hour, or even multi-day, delays in EEG administration and interpretation in the acute care setting. Such delays are significantly longer than recommendations from NCS guidelines and do not sufficiently meet the needs of patients at risk of seizure. Further, at non-academic, community hospitals, patients who experience status epilepticus may see further delays in receiving an EEG due to staffing limitations.

Once EEG signal is acquired, the recording must be interpreted by a specially trained neurologist. Similar to EEG technicians, there is a nationwide shortage of neurologists, with demand estimated to exceed supply by almost 20%. EEG interpretation is a complicated and time-consuming task, as each page of EEG data typically only represents 15 seconds of brain activity. Neurologists are not always immediately available to interpret urgent EEG requests, further contributing to delays in diagnosis. A peer-reviewed publication of survey results from 97 respondent hospitals showed a majority of physicians at such hospitals reviewed EEG results only twice or less a day, and only 5% of such hospitals continuously reviewed EEGs records. When neurologists only review EEGs periodically, diagnosis of seizures that emerge after initial review can be delayed and can restrict the clinician’s ability to provide optimal care.

Due to the delays in diagnosis caused by the many inherent limitations of conventional EEG, bedside clinicians are often left with three unappealing choices – wait until an EEG test is administered and a diagnosis is made to treat the patient, treat the patient empirically without the benefit of EEG data, or transfer the patient to a better equipped facility. The decision to delay treatment for hours until EEG is administered would likely result in poor outcomes, such as long-term cognitive impairment or even death, if the patient is indeed experiencing status epilepticus. The decision to treat empirically without an EEG creates the potential for unnecessary treatment with anti-seizure medication, likely resulting in preventable intubation and increased length of stay. In addition, treating the patient prophylactically runs counter to medical society guidelines published by both the AHA and ASA given the potential for unnecessary comorbidities. The decision to transfer a patient to another institution would result in further delays in potentially necessary treatment and will result in increased costs related to transporting the patient. None of these choices is appealing to clinicians as they are likely to result in poor clinical outcomes for the patient as well as imposing cost burdens on the hospital and payers.

For citations to the studies relating to the benefits of the Ceribell System discussed above, see “—Our Clinical Results and Economic Evidence.”

Our Addressable Market Opportunity in Seizures

Given the inherent limitations of conventional EEG systems, we believe that EEG has been significantly underutilized in the detection and management of seizures in the acute care setting. By providing our customers with a tool that can be promptly administered and leveraged to inform treatment decisions at the bedside, we believe the Ceribell System has the ability to meaningfully expand the use of EEG to a significantly broader set of acute care patients who should be monitored due to high risk of seizures. Based on the experiences of several hospital customers that have studied the impact of the Ceribell System on their institutions, we believe that adoption of the Ceribell System will drive an increase in EEG testing volumes.

Our total addressable market opportunity estimated at over $2 billion represents the potential opportunity from the sale of single-use headbands, as well as the potential opportunity from the sale of the Ceribell System hardware and subscriptions to recorders, Clarity and our portal, in each case to acute care facilities. The potential opportunity from the sale of single-use headbands reflects an estimated three million acute care patients in the United States who we believe should be monitored with EEG each year due to high risk of seizures based on clinical literature and medical society guidelines, and the potential opportunity from the sale of the Ceribell system and subscriptions reflects an estimated 6,000 acute care facilities that we believe could benefit from the Ceribell system for such patients.

While our current commercial focus is on the United States, we have received a CE Mark for the Ceribell System in Europe, and we intend to pursue additional regulatory clearances in Europe within the next two to four years and, in the future, elsewhere outside of the United States. However, at this stage of our development we do not have more specific intended timing for pursuing additional regulatory clearances in Europe or commercializing our product in Europe. We also plan to engage in market access initiatives in attractive international regions in which we see significant opportunity. We believe acute care EEG monitoring is also underutilized worldwide and that a significant opportunity exists for the Ceribell System to improve patient care and neurologic monitoring.

Other Potential Opportunities Beyond Seizures

In the future, we intend to leverage our proprietary database of EEG recordings and our data science and AI capabilities to identify patterns in EEG waveforms that would allow us to expand the use of our system. We believe that our system can be deployed with novel algorithms for various indications in the acute care setting using our existing hardware platform and commercial infrastructure, which would enable us to monitor patients for multiple neurological conditions simultaneously. We have already begun the technical validation process for multiple additional indications in the acute care setting. In September 2022, we received FDA Breakthrough Device Designation for the detection of delirium, a common condition in the acute care setting characterized by episodes of confusion and disorientation. Delirium is estimated to affect more than seven million hospitalized patients in the United States annually according to the American Delirium Society, and failure to diagnose delirium has been associated with a two-fold increase in six-month mortality. We have also initiated technical and clinical work to develop an algorithm that may allow for earlier triage of ischemic stroke. Although we have not yet applied for marketing authorization from the FDA for the use of the Ceribell System relating to delirium or ischemic stroke, we believe that the Ceribell System could positively impact the current diagnostic practices for both delirium and ischemic stroke. According to the American Delirium Society, over seven million hospitalized people suffer from delirium in the United States annually, and according to the Centers for Disease Control, more than 650,000 people suffer an ischemic stroke in the United States each year. We believe expansion of our indications could thus represent a significant market opportunity. Prior to commercialization within these indications, we would need to apply for and obtain the required marketing authorizations. Based on our current development plans, we expect to apply for marketing authorization with the FDA for the use of the Ceribell System within these indications within the next two to four years. However, these expectations are subject to change based on various factors. Even if we successfully apply for marketing authorization for these indications, there is no guarantee that we will obtain the marketing authorizations within these indications the expected timeline, or at all, and at this stage in our development plans we do not have an intended timeline for commercialization of the products or services related to the delirium or ischemic stroke indications. For more information regarding the ongoing studies supported or sponsored by us relating to these two indications, see “—Ceribell Supported or Sponsored Ongoing Studies.” We also plan to expand delivery of our product in other clinical settings and develop biomarkers for neurological and psychiatric conditions.

Our Solution

We designed the Ceribell System to address the limitations of conventional EEG in the acute care setting and dramatically improve clinical outcomes of critically ill patients at risk of seizures. The Ceribell System is a novel, point-of-care EEG platform that integrates proprietary, highly portable, and simple-to-use hardware with AI-powered algorithms to aid in the detection and management of seizures. We currently commercialize our system in the United States, where it has been adopted by more than 500 active accounts and used on over 200,000 patients to date.

Our hardware is composed of a disposable, flexible headband and a pocket-sized, battery-operated recorder used to capture and wirelessly transmit EEG signals generated by the headband. The raw EEG data is accessible through our web portal that enables real-time remote review by neurologists. The data captured by the recorder is also monitored by Clarity, our AI-powered seizure detection algorithm. Leveraging our proprietary database of EEG recordings, Clarity is designed to interpret a patient’s EEG waveforms and display actionable insights regarding seizure activity on the recorder, including automatic alerts in the event of non-convulsive status epilepticus. Since launching, we have regularly updated the Clarity algorithm using additional data and our AI capabilities to enhance its performance.

We believe the Ceribell System eliminates many of the limitations and inherent bottlenecks in the conventional EEG infrastructure that lead to suboptimal patient care, offering the following highly differentiated features and capabilities:

•
Rapid setup by any trained healthcare professional. The Ceribell System is highly portable and designed for rapid setup, enabling initiation of EEG in as little as five minutes with limited training required. The system is straightforward and intuitive, and we are generally able to train new users and establish proficiency in approximately one hour. This allows the Ceribell System to be applied by any non-specialized healthcare professional with approximately one hour of training required, reducing reliance on specialized EEG technicians and eliminating one of the biggest bottlenecks in the conventional EEG infrastructure.
•
Bedside EEG interpretation. Clarity, our AI-powered algorithm, analyzes and converts EEG waveforms into a seizure burden trend, which can be interpreted by any licensed clinician at the bedside to provide actionable information on seizure activity. This can be used to support prompt diagnosis, inform better patient care, and determine whether the patient is responding to treatment.
•
Continuous, automated patient monitoring. Through Clarity, the Ceribell System makes continuous monitoring for potential seizure activity much easier and automatically alerts clinicians in the event of suspected seizure activity so that appropriate care can be promptly administered.
•
Remote access to EEG data with AI-powered insights. The Ceribell System features our cloud-based portal, an intuitive EEG management platform which enables remote access to EEG data on any web-enabled device and provides AI-powered insights to simplify and support efficient EEG interpretation by any licensed clinician without requiring bedside presence.

Key Benefits of the Ceribell System

The differentiated features of the Ceribell System enable our hospital customers to offer optimal patient care while delivering improved economics for both the hospital and payers. The benefits delivered by the Ceribell System include:

•
Early seizure detection and improved patient outcomes. The Ceribell System can be quickly deployed by any non-specialized healthcare professional with limited training required, reducing the time required to begin an EEG test to as little as five minutes, compared to several hours or potentially days for conventional EEG systems. Once the Ceribell System is applied, Clarity automatically and continuously monitors the patient for seizure activity, further reducing time to diagnosis and empowering bedside clinicians to make real-time decisions and optimize treatment. Peer-reviewed studies indicate that this results in improved patient care and outcomes, including shorter hospital stays and reductions in unnecessary administration of anti-seizure medication, intubation, and patient transfers.
•
Improved hospital and payer economics. By providing hospitals with 24/7 access to EEG without a significant incremental investment in personnel and capital equipment, we believe that the Ceribell System has the potential to reduce the cost burdens associated with the monitoring and management of seizures in the acute care setting for both hospitals and payers. We have demonstrated that the Ceribell System can deliver cost savings for hospitals and payers by decreasing hospital length of stay, reducing the over-administration of anti-seizure medication, and reducing unnecessary patient transfers. Hospital inpatient care for patients diagnosed with non-convulsive status epilepticus is often more complex and costly than management of patients without this condition. A confirmed diagnosis of seizure may qualify an inpatient stay as involving a complication or comorbidity (“CC”) or major complication or comorbidity for certain conditions under the MS-DRG classification system, which may allow hospitals to receive appropriate reimbursement for care of patients with more complex conditions.
•
Reduced strain on key hospital personnel. The Ceribell System reduces strain on EEG technicians and neurologists. For the former, the Ceribell System reduces reliance on EEG technicians for EEG administration and enables hospitals to better manage technician infrastructure and workflow. For the latter, Clarity allows for better triage of at-risk patients, improves resource allocation, and supports more efficient workflow for neurologists.

For citations to the studies relating to the benefits of the Ceribell System discussed above, see the section titled “Business—Our Clinical Results and Economic Evidence.”

Key Components of the Ceribell System

Hardware

The Ceribell System includes two proprietary hardware components – a headband and a recorder. Both components received 510(k) clearances from the FDA in 2017 and, together, are used to acquire EEG signals.

The headband is a disposable, single-use headband composed of ten non-invasive electrodes, each pre-filled with conductive gel, affixed to a flexible band that fits comfortably around the crown of a patient’s head. Each electrode is housed within a small knob that, when turned, parts the patient’s hair and preps the patient’s skin using an array of prongs with a light abrasive surface. After skin prep, a plunger affixed to each knob is depressed and the conductive gel is released, forming an electrical connection between the scalp and the electrode. These simple steps effectively replicate the process that is performed by EEG technicians during conventional EEG setup in a manner simple enough that it can be completed in as little as five minutes by any trained healthcare professional. Each headband is intended for use on a single patient.

The recorder is a pocket-sized, battery-operated reusable device designed to record and store EEG signals generated by the headband. The recorder establishes device-to-cloud communication through a secure Wi-Fi connection. The recorder features a digital screen which displays the raw EEG data as well as our proprietary seizure burden trend line produced by our AI-powered seizure detection algorithm, Clarity, and provides alerts when significant seizure activity is suspected. During setup, the recorder provides prompts on its digital screen to ensure that each electrode has made proper contact with the skin, with a green light indicating that the electrode connection is strong. These prompts are designed to ensure our electrodes meet the same connection quality standards as conventional EEG. The recorder also enables healthcare providers to input relevant details, such as patient information and annotations of treatments administered to the patient, which help providers assess the impact and efficacy of treatment.

Headband Placement and Recorder

Recorder Confirmation of Electrode Connection

Algorithms

Through our extensive database of EEG recordings and our data science and AI expertise, we have developed proprietary algorithms that power some of the most critical features of our system by converting raw EEG waveforms into actionable clinical insights.

We currently commercialize Clarity, our seizure detection algorithm that continuously interprets raw EEG data captured every ten seconds across all ten electrodes of the headband and assesses a multitude of EEG features to determine if seizure activity is present. It then converts this data into a metric known as seizure burden, which measures the quantum of seizure activity detected in a rolling five-minute interval (for example, a 90% seizure burden indicates 4.5 minutes of seizure activity in the last five minutes). Seizure burden is displayed on the digital screen of the recorder as a simple chart that can be easily understood by clinicians without formal EEG interpretation training. This provides clinicians with the vital, real-time data needed to rapidly identify and treat seizures and to evaluate the efficacy of anti-seizure medication. A seizure burden that exceeds 90% suggests the patient is potentially in non-convulsive status epilepticus. When Clarity detects a seizure burden of 90% or greater, it generates a visual and audio alert that is delivered by the recorder, helping the bedside clinician to act promptly to review the alert from Clarity and provide timely care. A seizure burden between 1% and 89% suggests shorter duration seizures or a seizure-like abnormality, which may warrant alerting the neurology team. When Clarity detects a 0% seizure burden, which suggests no ongoing seizure activity, clinicians may be able to more confidently rule out status epilepticus. While EEGs can only be interpreted by a neurologist, Clarity alerts provide information in real time that bedside clinicians can act on immediately to inform treatment decisions. We believe that by enabling bedside clinicians who are not neurologists to review the output of Clarity and provide timely care as well as determine more selectively when neurologist interpretation is required, the Ceribell System helps mitigate the effect of delays in EEG interpretation and neurologist shortages.

Seizure Burden Display

Continuous Seizure Monitoring and Seizure Activity Alerts

0% seizure burden – Likely rule out seizure activity	>90% seizure burden – Potential non-convulsive status epilepticus

1-89% seizure burden - Likely seizure activity or epileptiform abnormality (i.e., unusual brain signals resembling those in epilepsy)	Non-convulsive status epilepticus alert

We are continuously improving our Clarity algorithm and have released software updates to our customers. In May 2023, the latest generation of our Clarity algorithm became the first and only device to receive 510(k) clearance from FDA for the diagnosis of electrographic status epilepticus (“ESE”), which refers to status epilepticus which can be diagnosed using EEG alone without the benefit of additional clinical information. The clearance follows prior receipt of Breakthrough Device Designation from the FDA and subsequent receipt of an exclusive NTAP code from CMS.

Ceribell EEG Portal

Our EEG portal is a cloud-based secured portal that enables real-time remote access to a patient’s EEG data. The portal can be accessed by clinicians anywhere and anytime using any web browser or mobile applications. The portal enables simple sorting and filtering of EEG recordings, makes it easy to annotate EEGs, and offers an extensive EEG reference library with a database of expertly annotated sample cases. In addition, the raw EEG waveforms viewed through the portal are overlaid with the seizure burden curve produced by Clarity, providing clinicians with interpretation assistance.

Intuitive Interface Accessible through Web or Mobile Applications

Recordings
CE0001 Vbkv RND-215657
ceribell
Dark Mode
Display 10 s
Scale +/- 50 µV
Highpass 1 Hz
Lowpass 70 Hz
Notch 60 Hz
Save Settings As Default
Needs Review
Generate Report
01:31:18 / 05:31:41
Aug 8, 2023 02:15:30 AM
Lorazepam 00:11:49
Continuous Seizures Suspected
Bedside Alert
Continuous Seizures Suspected
Aug 08, 2023 - 02:15:32 AM
01:31:20
1 - 2 Fp1 - F7
2 - 3 F7 - T3
L
3 - 4 T3 - T5
4 - 5 T5 - O1
6 - 7 Fp2 - F8
7 - 8 F8 - T4
R
8 - 9 T4 - T6
9 - 10 T6 - O2
+50
-50
Annotation List
Search Annotations
Show/Hide
Show All
Sonification
Impedance
Medication
Observation
Reviewer
Alert
Annotation
Time
Author
Continuous Seizures Suspected | Aug 08, 2023 - 12:54:02 AM 00:09:50 | Tagged on device
Lorazepam | Aug 08, 2023 - 12:56:01 AM 00:11:49 | Tagged on device
Levetiracetam | Aug 08, 2023 - 02:12:00 AM 01:27:48 | Tagged on device
Continuous Seizures Suspected | Aug 08, 2023 - 02:15:32 AM 01:31:20 | Tagged on device
Continuous Seizures Suspected | Aug 08, 2023 - 04:19:42 AM 03:35:30 | Tagged on device
Midazolam | Aug 08, 2023 - 04:32:13 AM 03:48:01 | Tagged on device
Continuous Seizures Suspected | Aug 08, 2023 - 04:34:22 AM 03:50:10 | Tagged on device
clarity™
Agree with Clarity?
Expand/Minimize
Seizure Burden
90%
50%
10%

Reading Services

In 2024, Ceribell entered into agreements with two tele-neurology providers to offer remote EEG interpretation services to customers. These agreements are non-exclusive and have terms ranging from 18 months to 36 months and allow for termination by either party for convenience and for material breach, subject to customary notice and cure periods. Under the terms of these agreements, the tele-neurology providers have agreed to contract with customers directly to provide reading services during the term of the agreements. We believe that this product offering may help service a subset of our customer population where neurology infrastructure is insufficient to meet the demand for interpretation of EEGs using the Ceribell System. Currently, this remains a nascent product offering that is used by only a small number of customers. For information regarding risks relating to this product offering and state laws prohibiting the corporate practice of medicine or fee splitting, see “Risk Factors–Our relationships with contracted physicians to provide remote EEG interpretation services to certain customers must be structured in compliance with state laws prohibiting the corporate practice of medicine or fee splitting and could be found to violate such laws.”

Sales and Marketing

Sales

We generate revenue primarily from two recurring sources – the sale of our single use, disposable headbands and a monthly subscription fee charged to our customers for use of Clarity, recorders and the portal. We sell the Ceribell System in the United States through our direct sales organization. We employ a team of sales representatives, including TMs, who are responsible for new customer acquisition, and CAMs, who are responsible for ongoing account coverage, with the primary objective of raising awareness of non-convulsive status epilepticus and gaining more customer support of the Ceribell solution. TMs and CAMs are also jointly responsible for onboarding customers. Together, this team is focused on driving new account growth and greater utilization, and delivering high-quality customer experiences. In addition to TMs and CAMs, our commercial organization includes other personnel who are responsible for hospital system relationship management, sales training, launch support, technical assistance, and hospital IT integration and other activities.

Our TMs drive adoption of our system in new accounts by engaging with key decision makers to introduce the compelling value proposition of the Ceribell System. They are responsible for identifying key customer prospects, educating them on the value of our system and gaining their commitment to acquire our system. Given the Ceribell System’s multi-faceted value proposition, driving new account adoption involves multiple stakeholders. Our TMs initially focus on engaging with and gaining the support of intensive care and emergency medicine clinicians, neurologists, and nursing staff, among other clinicians. These individuals have firsthand experience with the limitations of conventional EEG systems in the acute care setting and, as such, often play an important role in championing support for our system across the institution. Our TMs work to gain the support of other key stakeholders, including executive leadership, who are responsible for resource allocation and financial management. In addition to driving new account growth, our TMs, in coordination with our CAMs, play a critical role in site onboarding, training, and launch.

Our CAMs are focused on driving increased utilization and penetration within existing accounts, ongoing account coverage, and further supporting customer onboarding. CAMs initially work in close coordination with TMs during the site onboarding phase to ensure a successful launch. We have a highly tailored onboarding program that involves training hospital staff, supporting customers in designing workflows, and integrating with the hospital’s IT system. In the future, we intend to add integration with our customers’ electronic health record systems. We believe that the time we spend supporting our customers during the onboarding process builds customer loyalty and strengthens our competitive position. Once the customer onboarding is complete, CAMs fully assume responsibility for the account. CAMs provide ongoing physician education and training support to promote an excellent user experience and drive greater utilization of our system within the hospital by reinforcing our value proposition and increasing disease state awareness. CAMs are also focused on expanding the use of the Ceribell System into additional departments within the hospital.

In the future, we plan to establish our presence internationally. While our current commercial focus is on the United States, we have received a CE Mark for the Ceribell System in Europe, and we intend to pursue additional regulatory clearances in Europe within the next two to four years and, in the future, elsewhere outside of the United States. However, at this stage of our development we do not have more specific intended timing for pursuing additional regulatory clearances in Europe or commercializing our product in Europe. We also plan to engage in market access initiatives in attractive international regions in which we see significant opportunity.

Marketing

In addition to our direct sales efforts, we invest in marketing initiatives to increase awareness of our technology and the prevalence of seizures in critically ill patient populations within the acute care setting. Based on our experience, many intensive care and emergency medicine clinicians underappreciate the prevalence of seizures, particularly non-convulsive seizures, associated with common acute conditions. Through our marketing and educational efforts, we reinforce the prevalence and severity of status epilepticus, the criticality of prompt diagnosis and treatment, and the limitations of conventional EEG systems in the acute care setting.

Our marketing team ensures our representation and presence at national and regional medical society conferences, where our commercial team meets with key opinion leaders and society chairs to discuss greater collaboration as well as generates prospective customer leads. Additionally, we create and distribute content for digital engagement to educate prospective customers on status epilepticus and the Ceribell System through our website, email, social media, and advertisements. We believe our marketing programs are essential to increasing adoption of our system and expanding the use of EEG monitoring in the acute care setting to address the significant unmet needs of critically ill patients at risk of seizures.

Our Clinical Results and Economic Evidence

A robust body of evidence supports the clinical and economic benefits of the Ceribell System for the detection of seizures and management of patients at risk of nonconvulsive status epilepticus in the acute care setting. The Ceribell System has been the subject of over 20 peer-reviewed publications and over 65 abstracts and posters. We believe our base of clinical evidence supports the value of the Ceribell System to all key stakeholders, including patients, clinicians, hospitals, and payers across different hospital types and acute care settings.

Validated Technical Characteristics and Performance

•
Signal Quality Concordant to Conventional EEG. Studies have shown that the Ceribell System and conventional EEG provide largely concordant data, meaning that the quality of the recordings are generally equivalent.
•
Reduced Montage is Effective. Studies have demonstrated that the reduced montage in the Ceribell System preserved key features of conventional EEG, and that focal seizures in the area of the brain not covered by the reduced montage are very rare in patients in the acute care setting.

•
Diagnostic Accuracy of Clarity. The diagnostic accuracy of the Clarity algorithm is typically evaluated by comparing the determination of the Clarity algorithm to a diagnosis made by a panel of neurologists following review of the EEG recording produced by our system. These studies generally demonstrate that the Clarity algorithm is specific and sensitive in detecting non-convulsive status epilepticus. Clarity's algorithm can detect nonconvulsive status epilepticus with 87% to 100% sensitivity, 93% to 98% specificity, and 99% to 100% negative predictive value.

Improved Clinical Management and Care

•
Rapid Diagnosis and Ease of Use. The Ceribell System greatly reduces time to EEG setup (i.e., time from EEG order to EEG acquisition) and time to interpretation or diagnosis with the Ceribell System. It takes a median of five minutes to set up a Ceribell EEG, while conventional EEGs take a median of 239 minutes (nearly 4 hours) for arrival and set-up time (even with EEG technicians available 24/7 on site or on-call). There is also a significantly faster median door-to-EEG time of 5.9 hours for Ceribell, compared to 25.3 hours for conventional EEG. Additionally, setup and time to interpretation by conventional EEG systems were subject to delays ranging from 1.8 to 11.2 hours. The Ceribell System is designed to ease of learning and implementation. Surveyed physicians consistently rated the system easy to use (4.7 on a scale of 1-5), and a study noted that it “can be set up in minutes by nurses or physicians or any other user.”
•
Reduced Length of Stay. Several studies have shown that the Ceribell System is associated with reduced length of stay in the hospital or ICU. For example, one study found that patients at three large academic hospitals who were initially evaluated with the Ceribell System had a median ICU length of stay that was approximately four days shorter compared to those who received conventional EEG. Another study at a community hospital showed a median length of stay decrease of three days after adoption of the Ceribell System, and a third found a decreased length of stay of 0.4 days in ICU and 1.2 days in hospital.
•
Improved Decision Making and Clinical Management. A number of studies have indicated that the Ceribell System helps support appropriate clinical management of seizure patients by improving physicians’ ability to quickly and confidently diagnose or rule out a seizure. For example, studies have found that the Ceribell System allowed physicians to change clinical management for approximately 53% of patients; modify diagnostic suspicion for seizure and nonconvulsive status epilepticus for approximately 40% of patients and treatment decisions in 20% of patients; reduce over-treatment for non-seizure patients by avoiding anti-seizure treatment escalation in 43% of patients; potentially reduce intubation and parenteral anti-seizure medicine by 51%; and expedite disposition of cases in 21% of patients . A recent study found that the seizure burden assessed by Clarity correlated with functional outcomes, and in a matched analysis use of the Ceribell System was associated with better clinical outcomes for ICU patients with nonconvulsive seizures.
•
Fewer Patient Transfers. Studies have provided evidence that access to the Ceribell System reduces patient transfers from community hospitals to facilities with greater access to conventional EEG systems. For example, one study found that the use of the Ceribell System enabled physicians to avoid transferring 94% of patients who would have met the criteria for EEG-related transfer before implementing the Ceribell System.

Supports Hospital and Payer Economics

•
Meaningful Cost Savings. The Ceribell System is designed to enable around-the-clock access to EEG without significant investment in staff and equipment. Studies have demonstrated that the clinical benefits described above, such as reduced transfers, reduced length of stay, and reduced use of antiseizure medication, as well as adequate treatment of status epilepticus, could result in cost savings for the hospital and payers. One study estimated approximately $14,000 net positive value per patient (not accounting for Ceribell System costs) in two community hospitals, based on avoided transfer costs and applicable reimbursement. Two different studies at community hospitals projected, respectively, total annual cost savings of nearly $740,000 related to reduced length of stay and ED discharges, and transportation cost savings of more than $39,000 in 16 months based on reduced patient transfers and a third-party estimate of ambulance costs. In a fourth study of the Ceribell System, a decision-analytic model projected savings of $3,971 per patient hospitalized for coma or encephalopathy, due to reduction in both the ICU and hospital length of stay.
•
Appropriate Reimbursement for Complex Patients. When seizures are accurately identified as a comorbidity of another condition, hospitals may appropriately code the patient as having a comorbid condition or major comorbid condition. One study showed that the improved seizure detection and diagnosis offered by the Ceribell System may support appropriate complication or comorbidity DRG payments from seizure diagnoses, with the study reporting additional annual revenue of $145,580 from more accurate MS-DRG coding.
•
Reduced Strain on Hospital Personnel. The Ceribell System is designed to reduce reliance on EEG technicians for EEG set up and better control of technician infrastructure and workflow. It is simple to use and can be applied by non-specialized healthcare professionals trained on the system, which can mitigate burdens on healthcare staff and users of EEG. In a study examining potential reduction in workforce demands due to use of on-call EEG technicians, ten EEG tests were conducted using the Ceribell System, and 40 using conventional EEG systems as a control. No EEG technicians were called to the hospital after hours for any of the tests using the Ceribell System, while technicians were called in to assist with 15 (38%) of the control studies in which conventional EEG systems were used.

Customer Agreements

We generate revenue primarily from two recurring sources – sales of our disposable headbands which are intended for single patient use, and a subscription service fee charged to our customers on an annual or monthly basis for use of Clarity, recorders, and our portal. In exchange for the subscription service fee, the customer and its authorized users are granted access to the cloud-based portal platform, use of a specified number of recorders, and the Clarity algorithm identifying areas of potential seizure activity.

Customers are invoiced for subscription fees monthly in advance, with all amounts due generally within 30 days of the date of the applicable invoice. Annual subscription fees are invoiced once per year, in the month the subscription service is activated or renewed. Generally, subscriptions automatically renew unless either party gives the other at least 30 days’ written notice of its intent not to renew. In addition, either party may terminate the subscription for a material breach that is not cured within 30 days of notice of the breach. We can immediately terminate a subscription if the customer distributes or attempts to assign or sublicense any rights granted. Customers own all rights to data they upload or make available to Ceribell through use of our products or services. We have the right to use (but not sell) such data for our business purposes, obligations, and improvement of the Ceribell System, and we own any derivatives of the data that we develop. We provide product warranties for our recorders and headbands, which in aggregate are not a material liability. In addition, we have generally agreed to indemnify customers from third party claims regarding a defect in the product, breach of a product representation or warranty, or infringement of U.S. intellectual property rights.

Coverage and Reimbursement for Ceribell

We derive substantially all of our revenue from healthcare providers and hospitals that use the Ceribell System in the United States. These facilities and providers, in turn, bill third-party payers, including private insurers, Medicare, and Medicaid, for the services and items they provide to patients. The Ceribell System enables our customers to operate under the existing reimbursement structure for EEG, which has well-established reimbursement levels via the MS-DRG classification system and CPT codes. Government and commercial payers generally provide coverage for EEG under this framework.

The Ceribell System is most commonly deployed in the hospital inpatient setting. For Medicare, inpatient acute-care hospitals are paid under the inpatient prospective payment system (“IPPS”). The IPPS pays a flat rate based on the average charges across all hospitals for specific diagnoses, regardless of whether that particular patient costs more or less. Under the IPPS, each case is categorized into a MS-DRG, which is derived from ICD-10 codes that describe the patient’s diagnoses and procedures performed during the hospital stay. While MS-DRGs and CPT codes are generally employed by both private insurers and government payers, payment rates often differ. Base MS-DRGs may contain subgroups to identify patients with a diagnosed complication or comorbidity or major complication or comorbidity, which may qualify the admission for a higher payment amount intended to reflect the increased resources needed to treat patients with secondary complications or comorbidities. Seizure is considered a comorbidity that typically qualifies as a complication or comorbidity or major complication or comorbidity. Additional, temporary payment is available for new medical services and technologies designated as eligible by CMS for a New Technology Add-on Payment (“NTAP”), if certain criteria are met. In August 2023, CMS approved an NTAP under the IPPS for our newest Clarity algorithm, effective October 1, 2023 for a period of three years.

The physicians who interpret the EEG data provided by the Ceribell System are typically neurologists, and they may seek reimbursement for their services using a variety of Category I CPT codes. These services are described by routine EEG codes, such as CPT codes 95812, 95813, 95816, and 95819, and longer-term EEG codes such as 95717 and 95719. These codes are the same CPT codes used to report physician services for the professional services associated with conventional EEG monitoring. Reimbursement for the facility in the hospital outpatient setting is determined by Medicare’s Ambulatory Payment Classification (“APC”) system, which assigns CPT codes to certain groupings identified by an APC code. Hospitals receive reimbursement based on the APC group to which the physician service or procedure performed is assigned.

Research and Development

We invest in research and development efforts with the goal of driving continuous improvements in the Ceribell System. We are advancing our mission of becoming the standard of care for the detection and management of seizures in the acute care setting, and expanding the clinical indications of our system and AI algorithms in the acute care setting and beyond (such as home use). Our research and development team includes hardware and software engineers with deep expertise in mechanical and electrical engineering, data science, AI, embedded software design, and cloud-based data and security architecture.

We are investing in expanding the age range of Clarity to include individuals below the age of 18, and filed a 510(k) application for clearance in the fourth quarter of 2024. If this application is granted, we can bring the benefits of AI-powered seizure detection and continuous monitoring to younger patients, who are already able to benefit from rapid EEG access provided by our proprietary hardware. In addition, we have received 510(k) clearance for and are continuing to develop a headset that will be able to accommodate a head size range appropriate for neonate and infant patients, which have different needs than adult and pediatric patients.

We also invest in developing algorithms for new indications. Since 2022, we have developed two separate AI-powered algorithms that have been designated as Breakthrough Devices by the FDA. These designations include diagnosis of electrographic status epilepticus and detection of delirium.

In May 2023, the latest generation of our Clarity algorithm received FDA clearance and we have since begun actively marketing alongside our other FDA-cleared hardware and software solutions. It is the first FDA-cleared software indicated for the diagnosis of ESE. Our delirium and ischemic stroke algorithms remain under development, with ongoing research and active clinical studies. Beyond our current indications, we continue to explore other potential opportunities to leverage our AI algorithms to improve neurological care.

Manufacturing and Supply

We manage all aspects of manufacturing, supply chain, and distribution of the headband and recorder from our facility in Sunnyvale, California. We have partnered with two ISO 13485 certified contract manufacturers (“CM”) in China to manufacture and assemble our headband, with final inspection and labeling completed at our facility. See “Supply Agreements” for more information regarding our agreements with these CMs. The components for our recorder are procured from various suppliers and shipped to our facility for final assembly. We believe our current manufacturing capacity is sufficient to meet our current and expected near term growth. We also maintain incremental supply of finished goods, subassembly, and individual components for both the headband and recorder to mitigate potential supply disruptions.

We are registered with the FDA as a medical device manufacturer and licensed by the State of California to manufacture and distribute medical devices. We are required to manufacture our products in compliance with the FDA’s Quality System Regulation (21 C.F.R. Part 820). We have been ISO 13485 certified since January 2018 with a recertification audit occurring in August 2023. To date, no major non-conformities have been identified in any FDA or ISO audit.

We employ a rigorous supplier assessment, qualification, and selection process targeted to suppliers that meet the requirements of the FDA and the International Organization for Standardization and quality standards supported by internal policies and procedures. Our quality assurance process monitors supplier performance through qualification and periodic supplier reviews and audits.

Headband

We rely on two primary CMs in China to complete the manufacturing, primary assembly, and inspection of our headband. The CMs ship the assembled headbands to our facility in Sunnyvale, California for final processing, inspection, and labeling. We have redundant vendors for major components or subassemblies of the headband.

Recorder

The recorder comprises three primary components: a printed circuit board, a battery pack and an LCD screen. We have redundant vendors for major components of the recorder, other than the LCD screen, and recorders are assembled, tested and packaged at our facility in Sunnyvale, California.

Supply Agreements

In January 2022, we entered into a corporate supply agreement with Shenzhen Everwin Precision Technology Co., Ltd. (“Shenzhen”), a CM based in China, for the supply of our small and large headbands, pursuant to which we make purchases on a purchase order basis. The terms of the supply agreement were subsequently amended in March 2023 (as amended, the “Everwin Agreement”). The Everwin Agreement was effective beginning on January 10, 2022 with an initial term extending to January 2025, which automatically renews for additional one-year periods. The automatic renewals are subject to either party’s right to terminate the Everwin Agreement without cause by providing notice at least 120 days prior to expiration of the initial term or any one-year renewal period. Either party may terminate the Everwin Agreement if the other party materially breaches the agreement and fails to cure the breach within 30 days after notice of such breach from the terminating party. We may terminate the Everwin Agreement for convenience upon 30 days prior written notice. The Everwin Agreement grants us a perpetual, irrevocable, worldwide, non-exclusive, royalty-free, fully paid up, transferable right and license to all information and materials necessary for the manufacture, supply and support of the products that Shenzhen provides to us.

We have also entered into a corporate supply agreement with Ease Care, a CM under the management of Luxen and Kersen based in China, pursuant to which we expect to begin making purchases on a purchase order basis in the second half of 2024 for the supply of our small and large headbands (the “Ease Care Agreement”). The Ease Care Agreement was effective beginning in February 2024 with an initial term of two years, which automatically renews for additional one-year periods. The automatic renewals are subject to either party’s right to terminate the Ease Care Agreement without cause by providing notice at least 120 days prior to expiration of the initial term or any one-year renewal period. Either party may terminate the Ease Care Agreement if the other party materially breaches the agreement and fails to cure the breach within 30 days after notice of such breach from the terminating party. We may terminate the Ease Care Agreement for convenience upon 90 days prior notice. The Ease Care Agreement grants us a perpetual, irrevocable, worldwide, non-exclusive, royalty-free, fully paid up, transferable right and license to all information and materials necessary for the manufacture, supply and support of the products that Ease Care provides to us.

Competition

The primary competition that we face is from conventional EEG systems, which are used in the majority of hospitals in the United States. These systems are primarily used for outpatient epilepsy diagnosis but are often deployed to the acute care setting for use in patients at risk of seizure. The two primary providers of conventional EEG systems in the United States are Natus Medical Incorporated and Nihon Kohden Corporation.

We also face competition from companies that have designed or aim to design rapid EEG systems or EEG systems specifically for use in the acute care setting, including Nihon Kohden, and Natus. These products focus on one or more aspects of the shortcomings of conventional EEG in the acute care setting including time to setup, reliance on specially trained technicians, size of capital equipment, or lack of bedside diagnosis and monitoring capabilities.

We believe that the primary competitive factors in the acute EEG market are:

•
reliable EEG signal quality;
•
algorithm sensitivity or specificity;
•
ease of use (including required training);
•
time to diagnosis;
•
monitoring features;
•
customer support and service;
•
integration within hospital IT systems and clinical workflows;
•
strength and volume of clinical evidence;
•
economic benefits and cost savings;
•
pricing and reimbursement strategies;
•
ability to manage infection risk;
•
form factor impact on patient positioning; and
•
technology enhancements (such as length of battery life).

We believe we have established a compelling value proposition to compete favorably in this market.

Stanford Agreement

In June 2015, we entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University (“Stanford University”), as amended in September 2015, April 2017, and March 2022 (the “Stanford Agreement”). Pursuant to the Stanford Agreement, Stanford University granted to us a worldwide, term-limited exclusive license under certain patent rights owned or controlled by Stanford University to make, use and sell certain portable devices in connection with brain wave activity.

As consideration for the license granted under the Stanford Agreement, we paid a non-refundable license issue fee of $42,000 in two equal installments and issued 221,712 shares of our common stock, of which 158,880 shares were issued to Stanford University and 62,832 shares were issued to the inventors of the licensed patents under the Stanford Agreement (one of whom was Josef Parvizi, M.D., Ph.D., who is our co-founder and board member). We paid Stanford University $36,000 upon the achievement of a specific commercial milestone event in 2018. There are no additional milestone payments that are due under the agreement. We are paying Stanford University an annual license maintenance fee of $20,000 that is creditable against the mid-single digit percentage royalty payment that we are required to make to Stanford University, which is based on the net sales of licensed products covered by the licensed patent rights or otherwise includes certain other technologies that Stanford University provided to us pursuant to the terms of the Stanford Agreement. We also agreed to pay Stanford University a low twenties percentage range of non-royalty sublicense related revenue that we receive from third party sublicensees. We agreed to pay Stanford University $100,000 prior to any assignment of the license, including if we are acquired by a third party or if we sell all or substantially all of our assets to which the Stanford Agreement relates.

The Stanford Agreement is exclusive until June 15, 2025. In a March 2022 amendment, we agreed to pay Stanford an option fee of $80,000 to extend exclusivity for the life of the patent, of which $60,000 was paid as of December 31, 2024, and the remaining balance of $20,000 is due in April 2025, which will be waived if we exercise the option at any point until June 15, 2025, by paying an option exercise fee of $250,000. If we decide not to pay the option exercise fee, our rights will convert to a non-exclusive license.

The Stanford Agreement is subject to the Bayh-Dole Act, which provides federal agencies with certain march-in rights and imposes certain domestic manufacturing requirements. See the section titled “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

Stanford University may terminate the Stanford Agreement in the event, we (i) are delinquent on any report or payment; (ii) are not diligently developing and commercializing the licensed products; (iii) are in breach of the agreement; or (iv) provide any false report, and any of these events remains uncured for 30 days following written notice of such event. We may terminate the Stanford Agreement at any time upon 30 days’ advance written notice to Stanford University.

Intellectual Property

We seek to protect the intellectual property and proprietary technology that we consider important to our business. We pursue patent applications that cover our technologies and product candidates and methods of using the same, as well as any other relevant inventions and improvements that are considered commercially important to the development of our business. Our success depends in part on our ability to: (a) obtain, maintain, protect and enforce intellectual property and other proprietary rights for our current and future technology, inventions, improvements, and know-how we consider important to our business, (b) preserve the confidentiality of our trade secrets, (c) operate without infringing, misappropriating, or violating the intellectual property and other proprietary rights of others, and (d) prevent others from infringing, misappropriating, or violating our intellectual property and other proprietary rights.

We have developed, and are continuing to develop, a comprehensive intellectual property portfolio related to EEG monitoring in the acute care setting, including system hardware and algorithms for seizure detection as well as other medical conditions. As of December 31, 2024, our patent portfolio contains 42 total issued utility patents and pending utility patent applications, and includes patents and patent applications that are solely owned by us, exclusively licensed from Stanford University, and co-owned with Stanford University. Of the 42 total patents and patent applications, 16 patents and patent applications are directed to the Ceribell System, eight patents and patent applications are directed to EEG algorithms for seizure detection that run on the Ceribell System, and nine patents and patent applications are directed to EEG sonification. The 16 Ceribell System patents and patent applications are solely owned by us and include four issued U.S. patents, which expire in 2036 or 2038, four pending U.S. patent applications, and eight foreign patents and patent applications filed in countries including China and Hong Kong, Europe, and Japan. Of these eight foreign patents and patent applications, one patent is granted in Europe, one patent is granted in China, and two patents are granted in Japan. The eight EEG algorithm patents and patent applications for seizure detection are solely owned by the company and include one issued U.S. patent, which expires in 2039, one pending U.S. patent application, and six pending foreign patent applications filed in Australia, Canada, China and Hong Kong, Europe, and Japan. The nine EEG sonification patents and patent applications include six issued U.S. patents and three pending U.S. patent applications. Of the six issued U.S. patents, one patent expiring in 2039 is solely owned by us, four patents expiring between 2034 and 2036 are exclusively licensed from Stanford University, and one patent expiring in 2036 is co-owned with Stanford University. We continue to seek to expand the scope of our patent protection for our technology.

Our use of the foregoing exclusively licensed patents and pending patent applications is subject to the terms and conditions of the Stanford Agreement. See the section titled “—Stanford Agreement.”

In addition to patents, we also rely upon trademarks, trade secrets, know-how, and continuing technological innovation to develop and maintain our competitive position. We maintain and are seeking registered trademarks. We have certain know-how and trade secrets relating to our EEG monitoring technology. We rely on trade secrets to protect certain aspects of our technology related to our current and future seizure detection algorithms. However, trade secrets can be difficult to protect. We seek to protect our proprietary information, including trade secrets, in part, by using confidentiality agreements with our commercial partners, collaborators, employees and consultants, and invention assignment agreements with our employees. We also have a trade secret policy that our employees are required to comply with, and have confidentiality agreements and/or invention assignment agreements with our employees, commercial partners and consultants. We also seek to preserve the integrity and confidentiality of our data and trade secrets by maintaining the physical security of our premises and physical and electronic security of our information technology systems. See the section titled “Risk Factors—Risks Related to Our Intellectual Property” for a more comprehensive description of risks related to our intellectual property.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, regulations and standards govern the collection, use, access to, confidentiality and security of health-related and other personal information, and could apply now or in the future to our operations or the operations of our partners. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and consumer protection laws and regulations govern the collection, use, disclosure, and protection of health-related and other personal information. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Government Regulation

Our products and operations are subject to extensive regulation by the FDA and other federal and state authorities in the United States, as well as comparable authorities in foreign jurisdictions. Our product candidates are subject to regulation as medical devices in the United States under the Federal Food, Drug, and Cosmetic Act (the “FDCA”), as implemented and enforced by the FDA.

United States Regulation of Medical Devices

The FDA regulates the development, design, non-clinical and clinical research, manufacturing, safety, efficacy, labeling, packaging, storage, installation, servicing, recordkeeping, premarket clearance or approval, adverse event reporting, advertising, promotion, marketing and distribution, and import and export of medical devices to ensure that medical devices distributed domestically are safe and effective for their intended uses and otherwise meet the requirements of the FDCA.

FDA premarket clearance and approval requirements

Unless an exemption applies, each medical device commercially distributed in the United States requires either FDA clearance of a 510(k) premarket notification, or approval of a premarket approval (“PMA”) application. Under the FDCA, medical devices are classified into one of three classes—Class I, Class II, or Class III—depending on the degree of risk associated with each medical device and the extent of manufacturer and regulatory control needed to ensure its safety and effectiveness.

Class I includes devices with the lowest risk to the patient for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality System Regulation (the “QSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, as well as any special controls deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting and some implantable devices, devices that have a new intended use, or devices that use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA.

While most Class I devices are exempt from the 510(k) premarket notification requirement, manufacturers of most Class II devices are required to submit to the FDA a premarket notification under Section 510(k) of the FDCA, requesting permission to commercially distribute the device. The FDA’s permission to commercially distribute a device subject to a 510(k) premarket notification is generally known as 510(k) clearance. Some pre-amendment devices are unclassified, but are subject to FDA’s premarket notification and clearance process in order to be commercially distributed. The products we currently market are classified as Class II devices and have received FDA marketing authorization through the 510(k) clearance process.

510(k) Clearance marketing pathway

To obtain 510(k) clearance, a manufacturer must submit to the FDA a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments.

If the FDA agrees that the device is substantially equivalent to a predicate device currently on the market, it will grant 510(k) clearance to commercially market the device. If the FDA determines that the device is “not substantially equivalent” to a previously-cleared device, the device is automatically designated as a Class III device. The device sponsor must then fulfill more rigorous PMA requirements. The PMA process requires that the manufacturer demonstrate that the device is safe and effective for its intended uses, which generally requires the submission of extensive data, including results from pre-clinical studies and human clinical trials. A PMA must also contain a full description of the device and its components, the methods, facilities, and controls used for manufacturing, and proposed labeling. The PMA process is burdensome, and in practice, the FDA’s review of a PMA application may take up to several years following initial submission. Alternatively, a manufacturer can request a risk-based classification determination for a novel device in accordance with the “de novo” process, described below. We currently do not market any medical devices pursuant to a PMA.

After a device receives 510(k) clearance or de novo classification, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, PMA approval or de novo classification. The FDA requires each manufacturer to determine whether the proposed change requires submission of a 510(k), de novo request or a PMA in the first instance, but the FDA can review any such decision and disagree with a manufacturer’s determination. If the FDA disagrees with a manufacturer’s determination, the FDA can require the manufacturer to cease marketing and/or request the recall of the modified device until 510(k) marketing clearance or PMA approval is obtained or a de novo request is granted. In these circumstances, the manufacturer may be subject to significant regulatory fines or penalties.

De novo classification process

Medical device types that the FDA has not previously classified as Class I, II, or III are automatically classified into Class III regardless of the level of risk they pose. The Food and Drug Administration Modernization Act of 1997 established a route to market for low-to-moderate risk medical devices that are automatically placed into Class III due to the absence of a predicate device, called the “Request for Evaluation of Automatic Class III Designation,” or the de novo classification procedure. This procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Pursuant to the Food and Drug Administration Safety and Innovation Act (the “FDASIA”) manufacturers may request de novo classification directly without first submitting a 510(k) pre-market notification to the FDA and receiving a not-substantially-equivalent determination. De novo classification requests are subject to the payment of user fees.

Under FDASIA, FDA is required to classify the device within 120 days following receipt of the de novo request, although the process may take significantly longer. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. If FDA grants the de novo request, the device may be legally marketed in the United States. However, the FDA may reject the request if the FDA identifies a legally marketed predicate device that would be appropriate for a 510(k) notification, determines that the device is not low-to-moderate risk, or determines that General Controls would be inadequate to control the risks and/or special controls cannot be developed. After a device receives de novo classification, any modification that could significantly affect its safety or efficacy, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, another de novo request or even PMA approval.

Medical device clinical trials

Clinical trials are sometimes required to support 510(k) or de novo submissions. All clinical investigations of devices to determine safety and effectiveness must be conducted in accordance with the FDA’s investigational device exemption (“IDE”), regulations which govern investigational device labeling, prohibit promotion of the investigational device, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. If the device presents a “significant risk” to human health, as defined by the FDA, the FDA requires the device sponsor to submit an IDE application to the FDA, which must become effective prior to commencing human clinical trials. If the device under evaluation does not present a significant risk to human health, then the device sponsor is not required to submit an IDE application to the FDA before initiating human clinical trials, but must still comply with abbreviated IDE requirements when conducting such trials. A significant risk device is one that presents a potential for serious risk to the health, safety or welfare of a patient and either is implanted, used in supporting or sustaining human life, substantially important in diagnosing, curing, mitigating or treating disease or otherwise preventing impairment of human health, or presents a potential for serious risk to a patient in some other way. An IDE application must be supported by appropriate data, such as animal and laboratory test results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE will automatically become effective 30 days after receipt by the FDA unless the FDA notifies the company that the investigation may not begin. If the FDA determines that there are deficiencies or other concerns with an IDE for which it requires modification, the FDA may permit a clinical trial to proceed under a conditional approval.

Regardless of the degree of risk presented by the medical device, clinical studies must be approved by, and conducted under the oversight of, an Institutional Review Board (the “IRB”), for each clinical site. The IRB is responsible for the initial and continuing review of the clinical study, and may pose additional requirements for the conduct of the study. If an IDE application is approved by the FDA and one or more IRBs, human clinical trials may begin at a specific number of investigational sites with a specific number of patients, as approved by the FDA. If the device presents a non-significant risk to the patient, a sponsor may begin the clinical trial after obtaining approval for the trial by one or more IRBs without separate approval from the FDA, but must still follow abbreviated IDE requirements, such as monitoring the investigation, ensuring that the investigators obtain informed consent, and labeling and record-keeping requirements. Acceptance of an IDE application for review does not guarantee that the FDA will allow the IDE to become effective and, if it does become effective, the FDA may or may not determine that the data derived from the trials support the safety and effectiveness of the device or warrant the continuation of clinical trials.

During a study, the sponsor is required to comply with the applicable FDA requirements, including, for example, trial monitoring, selecting clinical investigators and providing them with the investigational plan, ensuring IRB review, adverse event reporting, record keeping and prohibitions on the promotion of investigational devices or on making safety or effectiveness claims for them. The clinical investigators in the clinical study are also subject to FDA’s regulations and must obtain patient informed consent, rigorously follow the investigational plan and study protocol, control the disposition of the investigational device, and comply with all reporting and recordkeeping requirements. Additionally, after a trial begins, we, the FDA or the IRB could suspend or terminate a clinical trial at any time for various reasons, such as strategic business decisions or a belief that the risks to study subjects may outweigh the anticipated benefits.

Expedited development and review programs

Following passage of the 21st Century Cures Act, the FDA implemented the Breakthrough Devices Program, which is a voluntary program offered to manufacturers of certain medical devices and device-led combination products that may provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions. The goal of the program is to provide patients and health care providers with more timely access to qualifying devices by expediting their development, assessment and review, while preserving the statutory standards for PMA approval, 510(k) clearance and de novo classification. The program is available for medical devices that meet certain eligibility criteria, including that the device provides more effective treatment or diagnosis of life-threatening or irreversibly debilitating diseases or conditions, and that: (i) the device represents a breakthrough technology, (ii) no approved or cleared alternatives exist, (iii) the device offers significant advantages over existing approved or cleared alternatives, or (iv) the availability of the device is in the best interest of patients. Breakthrough Device Designation provides certain benefits to device developers, including more interactive and timely communications with FDA staff; use of post-market data collection, when scientifically appropriate, to facilitate expedited and efficient development and review of the device; opportunities for more efficient and flexible clinical study design; and prioritized review of premarket submissions. When reviewing Breakthrough Device Designation requests, the FDA may require a combination of literature or preliminary bench, animal or clinical data to demonstrate a reasonable likelihood of clinical and technological success. Receiving a Breakthrough Device Designation from the FDA does not guarantee that the FDA will grant marketing authorization for the device.

Post-market regulation

After a device is cleared or approved for marketing, numerous and pervasive regulatory requirements continue to apply. These include:

•
establishment registration and device listing with the FDA;
•
QSR requirements, which require manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the design and manufacturing process;
•
labeling regulations and FDA prohibitions against the promotion of investigational products, or the promotion of “off-label” uses of cleared or approved products;
•
requirements related to promotional activities;

•
clearance or approval of product modifications to cleared devices or devices authorized through the de novo classification process that could significantly affect safety or effectiveness, or that would constitute a major change in intended use of such devices, or approval of certain modifications to PMA-approved devices;
•
medical device reporting regulations, which require that a manufacturer report to the FDA if a device it markets may have caused or contributed to a death or serious injury, or has malfunctioned and the device or a similar device that it markets would be likely to cause or contribute to a death or serious injury, if the malfunction were to recur;
•
correction, removal and recall reporting regulations, which require that manufacturers report to the FDA field corrections and product recalls or removals if undertaken to reduce a risk to health posed by the device or to remedy a violation of the FDCA that may present a risk to health;
•
the FDA’s recall authority, whereby the agency can order device manufacturers to recall from the market a product that is in violation of governing laws and regulations; and
•
post-market surveillance activities and regulations, which apply when deemed by the FDA to be necessary to protect the public health or to provide additional safety and effectiveness data for the device.

Manufacturing processes for medical devices are required to comply with the applicable portions of the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with the QSR requirements could result in the shutdown of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with marketed medical devices, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

The FDA has broad regulatory compliance and enforcement powers. If the FDA determines that a manufacturer has failed to comply with applicable regulatory requirements, it can take a variety of compliance or enforcement actions, which may result in any of the following sanctions, among others:

•
warning letters, untitled letters, it has come to our attention letters, fines, injunctions, consent decrees, and civil penalties;
•
recalls, withdrawals, or administrative detention or product seizures;
•
operating restrictions or partial suspension or total shutdown of production;
•
refusing or delaying requests for 510(k) marketing clearance or PMA approvals of new products or modified products;
•
withdrawing 510(k) clearances or PMA approvals that have already been granted;
•
refusal to grant export approvals for devices being shipped to foreign markets; or
•
criminal prosecution.

We are also subject to regulation by the California Department of Public Health Food and Drug Branch (“FDB”) through the Medical Device Safety Program. We must maintain a California Medical Device Manufacturing license. Our facilities may be subjected to scheduled or unscheduled inspections by the FDB.

Healthcare Fraud and Abuse Laws

In the United States, we are subject to a number of federal and state healthcare regulatory laws that restrict business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, and other healthcare fraud and abuse laws.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity from knowingly and willfully offering, paying, soliciting, receiving or providing any remuneration, directly or indirectly, overtly or covertly, to induce or in return for purchasing, leasing, ordering, or arranging for or recommending the purchase, lease, or order of any good, facility, item, or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

The federal false claims laws, including the civil False Claims Act, prohibit, among other things, any person or entity from knowingly presenting, or causing to be presented, a false, fictitious or fraudulent claim for payment to, or approval by, the federal government, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the government. Actions under the civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Moreover, a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act.

In addition, the civil monetary penalties statute, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration, including waivers of copayments and deductible amounts (or any part thereof), to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner, or supplier of services reimbursable by Medicare or a state healthcare program.

The federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) created additional federal criminal statutes that prohibit, among other actions, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third party payers, knowingly and willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services. Similar to the U.S. federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), and their respective implementing regulations, impose requirements relating to the privacy, security and transmission of individually identifiable health information on certain covered healthcare providers, health plans, and healthcare clearinghouses, as well as business associates, independent contractors or agents of covered entities that create, receive, maintain or transmit protected health information in connection with providing a service for or on behalf of a covered entity. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions.

The federal Physician Payments Sunshine Act requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals such as physician assistants and nurse practitioners, and teaching hospitals, and applicable manufacturers and applicable group purchasing organizations to report annually to CMS ownership and investment interests held by physicians and their immediate family members.

Several states in which we operate have also adopted fraud and abuse laws similar to those described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payer, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program.

Violations of fraud and abuse laws, including federal and state anti-kickback and false claims laws, may be punishable by criminal and civil sanctions, including fines and civil monetary penalties, the possibility of exclusion from federal healthcare programs (including Medicare and Medicaid), disgorgement, and corporate integrity agreements, which impose, among other things, rigorous operational and monitoring requirements on companies. Similar sanctions and penalties, as well as imprisonment, also can be imposed upon executive officers and employees of such companies.

Coverage and Reimbursement Regulation

In the United States, our commercial success depends in part on the extent to which governmental authorities, private health insurers and other third-party payers provide coverage for and establish adequate reimbursement levels for our products and related services. Use of the Ceribell System is reimbursed under existing physician and hospital codes. We do not bill any third-party payers for the Ceribell System. Instead, we invoice healthcare providers, and the cost is bundled into the reimbursement received by healthcare providers when the Ceribell System is used. Failure by physicians, hospitals, and other users of our products to obtain adequate reimbursement from third-party payers for services performed with our products, or adverse changes in government and private third-party payers’ coverage and reimbursement policies, could adversely impact demand for our products.

Coverage and reimbursement for use of the Ceribell System can differ significantly from payer to payer. Third-party payers are increasingly auditing and challenging the prices charged for medical products and services, with concern for upcoding, miscoding, using inappropriate modifiers, or billing for inappropriate care settings. Some third-party payers must approve coverage for new or innovative devices before they will reimburse healthcare providers who use the products or therapies. Even though a new product may have been cleared for commercial distribution by the FDA, we may find limited demand for the product unless and until reimbursement approval has been obtained from governmental and private third-party payers.

In addition to uncertainties surrounding coverage policies, there are periodic changes to reimbursement levels. Third-party payers regularly update reimbursement amounts and, from time to time, revise the methodologies used to determine reimbursement amounts. These changes include routine updates to payments to hospitals under the IPPS. These updates could directly impact the demand for our products.

We believe the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industries to reduce the costs of products and services. Third-party payers are developing increasingly sophisticated methods of controlling healthcare costs through prospective reimbursement and capitation programs, group purchasing, redesign of benefits, and exploration of more cost-effective methods of delivering healthcare. In the United States, some insured individuals enroll in managed care programs, which monitor and often require pre-approval of the services that a member will receive. Some managed care programs pay their providers on a per capita (patient) basis, which puts the providers at financial risk for the services provided to their patients by paying these providers a predetermined payment per member per month and, consequently, may limit the willingness of these providers to use our products.

Although we do not currently sell into international markets, we note that reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. There can be no assurance that our products will be considered cost-effective by third party payers, that an adequate level of reimbursement will be available or that the third-party payers’ reimbursement policies will not adversely affect our ability to sell our products profitably. More and more, local, product-specific reimbursement law is applied as an overlay to medical device regulation, which has provided an additional layer of clearance requirements.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payers and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

The implementation of the Affordable Care Act (the “ACA”) in the United States, for example, substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly affected medical device manufacturers. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. Since its enactment, there have been judicial, executive and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on its constitutionality.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, reduced Medicare payments to providers, effective on April 1, 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Employees and Human Capital Resources

As of December 31, 2024, we had 281 full-time employees. None of our employees are represented by a labor union or party to a collective bargaining agreement.

Our human capital objectives include retaining and incentivizing existing employees and recruiting and integrating new employees. The principal purposes of our compensation program, including our equity incentive plans, are to attract, retain and appropriately motivate employees, consultants and directors through the granting of stock-based compensation awards and cash-based bonus awards.

Corporate Information

Our corporate headquarters is located at 360 N. Pastoria Avenue, Sunnyvale, California 94085. Our telephone number is (800) 436-0826. We use our website at www.ceribell.com to communicate important information about our company, including news releases and financial information. We also make available on our investor relations webpage, free of charge, copies of our Securities and Exchange Commission (“SEC”) filings and submissions, which can be found at the SEC’s website, www.sec.gov, as soon as reasonably practicable after electronically filing or furnishing such documents with the SEC. Stockholders may also request copies of these documents by writing to our Corporate Secretary at the address above. Website references are provided throughout this document for convenience only. The contents of these websites do not constitute a part of this Annual Report and shall not be deemed incorporated by reference into this Annual Report unless expressly noted.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could have a material adverse effect on our business, financial condition, results of operations, and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and prospects.

Business and Industry Risk Factors

We have a limited operating history and have experienced periods of significant business changes in a short time, making it difficult for you to evaluate our business and future prospects. If we are unable to manage our business and any fluctuations in our business effectively, our business and growth prospects could be materially and adversely affected.

We were founded in 2014 and began selling Ceribell headbands, recorder, and portal in 2018. Since our formation in 2014, we have achieved several key operational milestones that we believe position us for continued growth and success, including our receipt of 510(k) clearance from the FDA for our recorder and headband in 2017, our first commercial sales in 2018, our receipt of 510(k) clearance from the FDA for an early version of Clarity in 2019, growing to 281 employees in 2024. Accordingly, we have a limited operating history, which makes evaluation of our future prospects difficult. In that time, we have had periods of significant growth in revenue and employees, which have required us to scale the size of our organization as our business has rapidly changed. Any growth that we experience in the future will require us to further expand our sales and marketing and research and development personnel (including those with software and hardware expertise), our manufacturing operations, and our general and administrative infrastructure. While our quarterly revenues have generally increased each quarter since our commercial launch, our results of operations have fluctuated in the past, and our future quarterly and annual results of operations may fluctuate as we focus on increasing the demand for our products. We may need to make business decisions that could adversely affect our results of operations and prospects, such as modifications to our pricing and reimbursement strategy, business structure, or operations.

The challenges we face in managing our business, including the changing reimbursement and regulatory landscapes, place significant demands on our management, financial, operational, manufacturing, technological, and other resources, and we expect that managing our business will continue to place significant demands on our management and other resources and will require us to continue developing and improving our operational, financial and other internal controls, reporting systems, and procedures. In particular, continued growth increases the challenges involved in a number of areas, including recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain our high-quality product standards and regulatory compliance, and preserving our culture and values. We have also had, and may in the future experience, delays with onboarding new accounts due to scheduling and other logistical issues. We may not be able to address these challenges in a cost-effective manner, or at all. As we grow, we may also need to invest significant resources to improve and expand our manufacturing capabilities and technology, and we may not be able to do so in a cost-effective manner or at all. We cannot assure you that any changes in scale, related quality, or compliance assurance, including those related to any future additional indications for the Ceribell System, will be successfully implemented or that appropriate personnel will be available to facilitate the management of and changes to our business. Failure to implement necessary quality and compliance procedures, transition to new manufacturing processes or supply chains, or hire or maintain necessary personnel could result in higher costs or an inability to meet demand. In addition, our business is affected by general macroeconomic and business conditions around the world, including the impacts of inflation, increased interest rates, market instability, geopolitical conditions and conflicts, health crises, and natural disasters. If we do not effectively manage our business through the various challenges we face, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, or maintain high-quality products, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We have a history of net losses, and we expect to incur additional substantial losses in the foreseeable future.

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the fiscal years ended December 31, 2024 and 2023, we incurred net losses of $40.5 million and $29.5 million, respectively. As of December 31, 2024, we had an accumulated deficit of $166.9 million. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to achieve or maintain profitability, and our business, financial condition, results of operations, and prospects will be harmed. Since inception, we have spent significant amounts to develop the Ceribell System and related algorithms, to fund clinical studies, to develop and build our manufacturing capacities, to scale our commercial operations, and to recruit and retain key talent.

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

We expect that revenue from sales of the Ceribell System will continue to account for almost all of our revenue for the foreseeable future. Continued and widespread market acceptance of alternatives to conventional EEG systems, particularly in the acute care setting, is critical to our future success. The size of our customer base and our ability to acquire new customers is critical to our success as well. Thus, our commercial success will depend in large part on further adoption of the Ceribell System by hospital customers and healthcare professionals and an increase in the number of patients evaluated with it in the acute care setting, as well as on our ability to retain existing customers. Existing customers may choose to terminate or not renew their subscription typically on 30 days’ notice to us without payment of a penalty or termination fee, and we may not be able to replace any customers that elect to terminate or not renew their subscriptions with us.

Various factors can contribute to our ability to effectively engage and retain customers and their use of our products. For example, hospitals and healthcare professionals may be reluctant to purchase or use the Ceribell System due to familiarity with conventional EEG systems that are well-established and known to them, and because they must continue to use conventional EEG systems outside of the acute care setting. Our ability to grow sales of the Ceribell System and drive market acceptance will depend on successfully educating hospitals and healthcare professionals of the relative benefits of the Ceribell System compared to the standard of care, which includes conventional EEG systems in the acute care setting, as well as educating such hospitals or healthcare professionals regarding the uses and limitations of the Ceribell System. If healthcare professionals do not perceive our products to be useful, effective, reliable, and trustworthy, or if we are unable to provide sufficient training to healthcare professionals or harmonize our products with hospital information technology systems, we may not be able to attract or retain customers. Healthcare professionals may perceive the Ceribell System to be less useful if they do not subscribe for access to the Clarity algorithm as part of their use of the Ceribell System, whether because of incremental cost, lack of familiarity or trust in the algorithm’s diagnostic accuracy, or if, for similar reasons, they do not rely on the Clarity algorithm (including automated alerts) to interpret the EEG results produces by the Ceribell System. In addition, negative clinical research results or publicity or an adverse change to published or unpublished guidelines or recommendations from third parties (including, without limitation, medical societies) relating to the use, clinical benefit, or risk profile of the Ceribell System or AI-enabled devices, or reduced montage EEGs or rapid EEGs in general could result in negative perception by healthcare professionals and affect our brand and reputation. For example, Villamar et al. (2023), a study that retrospectively reviewed EEG recordings for 21 patients who were admitted to a medical intensive care unit after cardiac arrest, found that the Clarity algorithm that was in use at the time of the study did not detect seizures in the four patients who were experiencing them. While we constantly work to improve our algorithm and overall system, the technologies we work with are novel and complex, and we cannot assure you that there will not be additional negative reports on the Ceribell System in the future. Further, customers who are dissatisfied with their experiences with the Ceribell System may post negative reviews, and we have been, and may in the future become, the subject of blog, forum, or other social media postings that contain negative statements about us, which are outside of our control and may be inaccurate. Any negative publicity, whether real or perceived, disseminated by word-of-mouth, the general media, electronic or social networking platforms, competitor materials, or other methods, could harm our reputation and brand and could severely diminish consumer confidence in our products. Further, a shortage of neurologists or other clinicians (if any) available to read the results of the Ceribell System, could negatively affect the timely assessment of data from the Ceribell System. Lack of support for our products from healthcare professionals can affect how receptive physicians will be to use our products for their patients and could result in decreased demand for our products. Negative healthcare professional perception could also render us less attractive to future hospital customers, which could result in decreased sales of our products. A number of other factors, including the impacts of economic conditions and regulatory changes on hospital budgets and spending patterns, could potentially negatively affect new customer acquisitions and demand for our products.

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

We rely on manufacturers and third-party suppliers that are based outside of the United States, including in China, who complete the primary assembly and initial inspection of all of our headbands and supply a significant portion of the components used in the manufacturing of our products.

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
inflation and/or deflation;
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

The U.S. has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. In February 2025, the U.S. imposed additional tariffs on imports from China and announced and subsequently paused implementation of tariffs on imports from Canada and Mexico. These additional tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market and may affect the prices of and demand for the Company’s products, which could have a negative impact on the Company’s results of operations.

If any of these risks were to materialize, it could have a material adverse effect on our business, financial condition, results of operations, and prospects, including the potential costs of identifying new suppliers and/or new manufacturing partners and relocating operations.

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

In addition, we believe that building a strong brand and developing and achieving broad awareness of the Ceribell System is critical to achieving market success. If any of our brand-building activities prove less successful than anticipated, or such activities are inhibited by the negative perceptions of healthcare professionals, including with respect to AI-enabled devices or reduced montage EEG in general, or the safety, reliability and efficacy of the Ceribell System, it could materially adversely impact our ability to attract new and retain existing customers and the rate of use of our products by existing customers. If this were to occur, we may not be able to recover our brand-building spend, and our rates of customer acquisition and retention and product usage may fail to meet market expectations, any of which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Our products are complex to design and manufacture and can contain defects. The production and sale of defective products could adversely affect our business, financial condition, results of operations, and prospects. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit sales of our products.

The Ceribell System contains highly complex electronic components, which are sourced from external third parties, and there is an inherent risk that defects may occur in the production of any of our products. Although we rely on the suppliers’ internal procedures designed to minimize risks that may arise from quality issues, there can be no assurance that we or our suppliers will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition to the risk of product returns by our customers due to product defects, we face exposure to product liability claims in the event that any of our devices are alleged to have resulted in personal injury, over- or under-reporting of seizures resulting in inappropriate diagnosis or treatment, damage to property, or otherwise to have caused harm. We may be sued if any of our devices allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing, sale, or use. For example, Clarity is not designed to detect all short seizures, and users of the Ceribell System may allege the failure to detect all short seizures is a defect. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers or limitations inherent in the product, negligence, strict liability, and a breach of warranty. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit sales of our products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

•
decreased demand for our current or future products;
•
injury to our reputation;
•
costs to defend the related litigation;
•
a diversion of management’s time and our resources;
•
substantial monetary awards to customers and patients;
•
regulatory investigations, product recalls, withdrawals or labeling, marketing or promotional restrictions;
•
loss of revenue; and
•
the inability to sell our current or any future products.

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

We have experienced rapid growth in business. Any growth that we experience in the future will pose challenges to our organization, requiring us to expand our sales personnel, manufacturing, and general and administrative infrastructure. In addition to the need to scale our operational capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion in personnel could impact our capacity to manufacture, market, sell, and support our products, which could result in inefficiencies and unanticipated costs and disruptions to our operations. Additionally, rapid expansion could pose challenges to retaining our existing employees, for example, by requiring us to rely on overtime to increase capacity that could, in turn, result in greater employee attrition and/or a loss in productivity during the process of recruiting and training additional resources and add to our operating expenses. In addition, rapid and significant growth may strain our administrative and operational infrastructure, financial and management controls, and reporting systems and procedures. Our ability to manage our business and growth will depend on our ability to continue to improve our infrastructure, controls, systems, and procedures at a pace consistent with our growth. If we are unable to manage our growth effectively, it may be difficult for us to execute our business strategy and our business, financial condition, results of operations, and prospects may be materially adversely affected.

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

Even if we successfully apply for marketing authorization for future products, there is no guarantee that we will obtain the marketing authorizations within the expected timeline, or at all. Staff reductions in the FDA office charged with regulating devices may cause delay.

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

It is possible that there may be side effects and adverse events associated with the use of our medical devices or any future devices we develop. For example, the Ceribell System has in certain instances issued false alarms, i.e., report seizure activity when there is no seizure, and in other instances has failed to report or under-reported seizure activity when there is seizure, and may continue to do so, all of which may lead to patients being misdiagnosed, receiving unnecessary medical procedures or treatments, or experiencing delays in receiving necessary medical procedures or treatments. Additionally, the headband used as part of the Ceribell System may cause skin irritation to patients or break down sooner than expected. Use of the Ceribell System, including both the headband and EEG recorder, may present infection control hazards to both patients and healthcare staff. The EEG recorder may also present additional hazards to patients and healthcare staff, including mechanical hazards, electrical hazards, and thermal hazards relating to the device’s integrated lithium-ion battery. Failure of the EEG recorder to transmit data to our portal due to software or hardware problems, incorrect setup or configuration, network incompatibility, or user error may lead to patients experiencing delays in receiving necessary medical procedures or treatments. The FDA’s medical device reporting regulations require us to assess reportability of adverse events that come to our attention and report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the event as well as the nature of the event. We may fail to report events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. The FDA may also disagree with our determinations that an event was not reportable. To date, we have not filed any medical device reports with the FDA. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our marketing authorizations, seizure of our products, or delay in obtaining marketing authorizations for our future products.

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

We manufacture the Ceribell System at our manufacturing facilities in Sunnyvale, California, using headbands supplied by third-party manufacturers located in China and components for our recorder procured from various suppliers and shipped to our facility for final assembly. While we believe that we currently have adequate manufacturing capacity and supplies for our products sufficient to meet our demand forecasts, if demand for the Ceribell System increases more rapidly than we anticipate, if we encounter problems with one or more of our manufacturers, including as a result of trade restrictions related to China, or if we secure regulatory approval to commercialize our products in additional geographies or indications, we may need to either expand our manufacturing capabilities, qualify new suppliers, or outsource to other manufacturers.

Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our medical devices. The methods used in, and the facilities used for, the manufacture of medical devices sold in the United States must comply with the QSR. See the risk factor titled, “Our products must be manufactured in accordance with applicable laws and regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations.” Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA requirements, other federal and state regulatory requirements and foreign regulations, to the extent applicable. If we fail to manufacture our products in compliance with the QSR, or if our or our third-party suppliers’ manufacturing facilities suffer disruptions, supply chain issues, machine failures, slowdowns, or disrepair, we may not be able to fulfill customer demand and our business would be harmed.

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

The manufacturing and distribution of our products are technically challenging. Changes that our suppliers may make, or additional requirements from regulatory agencies, outside of our direct control can have an impact on our processes, on quality and on the successful or timely delivery of our products to our customers. Mistakes and mishandling may occur, which can affect supply and delivery. As a result, our dependence on third-party, including single-source suppliers, subjects us to a number of risks that could impact our ability to manufacture our products and harm our business, financial condition, and results of operations, including:

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

We may in the future become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions, many of which have developed privacy and data protection requirements that impose requirements that differ substantially from those that apply within the United States. For example, in Europe, the European Union General Data Protection Regulation (the “EU GDPR”) went into effect in May 2018 and governs the collection, use, disclosure, transfer, and other processing of personal data of individuals within the European Economic Area (the “EEA”) and imposes stringent requirements for data processors and controllers of such personal data or in the context of their activities within the EEA. Companies that must comply with the EU GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. In addition to fines, a breach of the EU GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit), and/or civil claims (including class actions). The processing of “special category personal data” (such as personal data related to health and genetic information), which could become relevant to our operations in the context of our conduct of clinical trials, may also impose heightened compliance burdens under European data protection laws and is of interest to relevant regulators. Among other requirements, the EU GDPR regulates transfers of personal data subject to the EU GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. In addition, since early 2021, after the end of the transition period following the United Kingdom’s departure from the European Union, the EU GDPR continues to apply in substantially equivalent form in the context of the United Kingdom under the

United Kingdom General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR”), which imposes separate but similar obligations to those under the EU GDPR and comparable penalties, including fines of up to £17.5 million or 4% of a noncompliant company’s global annual revenue for the preceding financial year, whichever is greater. On October 12, 2023, the UK Extension to the DPF came into effect (as approved by the UK Government), as a data transfer mechanism from the UK to U.S. entities self-certified under the DPF. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. As we expand into foreign countries and jurisdictions, we will become subject to additional laws and regulations that will affect how we conduct business, and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the standard contractual clauses cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

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

Although we work to comply with applicable laws, regulations and standards, our contractual obligations, research protocols, and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any actual or perceived failure by us or our employees, representatives, contractors, consultants, or other third parties to comply with such requirements or adequately address data privacy and security concerns, even if unfounded, could result in, among other adverse impacts, significant regulatory penalties and fines, our compliance with contracts entered into with our partners, collaborators, and other third-party payors, damage to our reputation, loss of customer confidence in our security measures, withdrawal or withholding of customer consent for using patient data, government investigations, and enforcement actions and litigation and claims by third parties, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations, and prospects.

We may face risks associated with our use and development of AI and machine learning models.

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

The regulatory framework for AI Technologies is rapidly evolving as many federal, state and foreign government bodies and agencies have introduced or are currently considering additional laws and regulations. The FDA has issued guidance documents relating to the incorporation of AI Technologies into medical devices. In addition, existing laws and regulations may be interpreted in ways that would affect the operation of our AI Technologies or could be rescinded or amended as new administrations take differing approaches to evolving AI Technologies. As a result, implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or market perception of their requirements may have on our business and may not always be able to anticipate how to respond to these laws or regulations.

In the United States, the Trump administration has rescinded an executive order relating to AI Technologies that was previously implemented by the Biden administration. The Trump administration may continue to rescind other existing federal orders and/or administrative policies relating to AI Technologies, or may implement new executive orders and/or other rule-making relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. Such additional regulations may impact our ability to develop, use, and commercialize AI Technologies in the future.

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

Our business and operations may suffer in the event of information technology system failures, cyber attacks, or deficiencies in our cybersecurity.

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

Our information technology systems and those of our customers, third-party service providers, manufacturers, and other contractors or consultants are vulnerable to attack, damage and interruption from computer viruses and malware (e.g. ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyber attacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, unauthorized access, fraud, denial or degradation of service attacks, and sophisticated nation-state and nation-state-supported actors. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. There can also be no assurance that our and our customers’, third-party service providers’, contractors’, and consultants’ cybersecurity risk management programs and processes, including policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems, networks, and Confidential Information.

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

We and certain of our customers and service providers may be subject to cyber attacks and security incidents from time to time. While we do not believe that we have experienced any significant system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure or misappropriation of our trade secrets, personal information, patient data collected from our customers or other Confidential Information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices, and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release, or other processing of personal information, including the patient data of our customers, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media, and other parties pursuant to privacy and security laws and the costs associated with the investigation, remediation, and potential notification of the breach to third-parties and data subjects could be material.

Any security compromise affecting us, our service providers, strategic partners, other contractors, consultants, or our industry, whether real or perceived, could harm our reputation, erode confidence in the effectiveness of our security measures and lead to regulatory scrutiny. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or systems, or inappropriate disclosure of confidential or proprietary or personal information, we could incur liability, including litigation exposure, penalties and fines, we could become the subject of regulatory action or investigation, our competitive position could be harmed and the further development and commercialization of our products and services could be delayed. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our business. Furthermore, federal, state and international laws and regulations can expose us to enforcement actions and investigations by regulatory authorities, and potentially result in regulatory penalties, fines and significant legal liability, if our information technology security efforts fail. Any adverse impact to the availability, integrity, or confidentiality of our or third-party information technology systems or Confidential Information, whether actual or perceived, could result in liability, legal claims, or proceedings (such as class actions), regulatory investigations and enforcement actions, fines, and penalties, negative reputational impacts that cause us to lose existing or future customers, and/or significant incident response, system restoration or remediation, and future compliance costs, any of which could materially and adversely affect our business, financial condition, results of operations, and prospects.

Our existing general liability and cyber liability insurance policies may not cover, or may cover only a portion of, any potential claims related to security breaches to which we are exposed or may not be adequate to indemnify us for all or any portion of liabilities that may be imposed. We also cannot be certain that our existing insurance coverage will continue to be available on acceptable terms or in amounts sufficient to cover the potentially significant losses that may result from a security incident or breach or that the insurer will not deny coverage of any future claim. Accordingly, if our cybersecurity measures, and those of our customers and service providers, fail to protect against unauthorized access, attacks (which may include sophisticated cyber attacks), and the mishandling of data, then our reputation, business, financial condition, results of operations, and prospects could be materially and adversely affected.

Risks Related to Our Intellectual Property

Our success will depend on our and our licensors’ ability to obtain, maintain, enforce, and protect our intellectual property rights.

Our success and ability to compete depends in part on our and our licensors’ ability to obtain, maintain, enforce, and protect issued patents, trademarks, trade secret, and other intellectual property rights and proprietary technology in the United States and elsewhere. If we cannot adequately obtain, maintain, and enforce our intellectual property rights and proprietary technology, competitors may be able to use our technologies or the goodwill we have acquired in the marketplace and erode or negate any competitive advantage we may have and our ability to compete, which could harm our business and ability to achieve profitability and/or cause us to incur significant expenses. We generally seek to protect our proprietary position by filing patent applications that are important to our business. We also seek to protect our proprietary position by acquiring or in-licensing relevant issued patents or pending patent applications or other intellectual property or proprietary rights from third parties. If we are unable to obtain or maintain patent protection with respect to any proprietary technology, our business, financial condition, results of operations, and prospects could be materially harmed.

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

We have incurred substantial losses during our history and may never achieve profitability. U.S. federal net operating loss carryforwards (“NOLs”) we generated in tax years through December 31, 2017, may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually for tax years beginning after December 31, 2020. As of December 31, 2024, we had NOLs of approximately $127.1 million for federal income tax purposes and $126.9 million for state income tax purposes.

Realization of these NOLs depends on future taxable income, and there is a risk that our existing NOLs could expire unused and be unavailable to offset future taxable income, which could adversely affect our results of operations.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” the corporation’s ability to use its pre-change federal NOLs and other tax attributes (such as tax credits) to offset its post-change taxable income and taxes may be limited. In general, an “ownership change” occurs if there is a greater than 50 percentage point change (by value) in a corporation’s equity ownership by certain stockholders over a rolling three-year period. Transactions that have occurred since our formation may result in an ownership change. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership (some of which shifts are outside our control). As a result, our ability to use pre-change federal NOLs and other tax attributes to offset future taxable income and taxes could be subject to limitations. Similar provisions of state tax law may also apply. For these reasons, even if we achieve profitability, we may be unable to use a material portion of our NOLs and other tax attributes, which could materially and adversely affect our business, financial condition, results of operations, and prospects.

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

We have entered into a venture loan and security agreement, dated as of February 6, 2024, by and among us, Horizon Technology Finance Corporation, as a lender and collateral agent, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), as a lender (the “VLSA”). Concurrent with the VLSA, we also entered into a Loan and Security Agreement with SVB for a senior revolving line of credit of up to $10.0 million (the “Revolving Facility”). As of December 31, 2024, $20.0 million in aggregate principal amount was outstanding under the VLSA, and no amount was outstanding under the Revolving Facility. The VLSA and the Revolving Facility contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

Risks Relating to Ownership of Our Common Stock

We are an emerging growth company and a smaller reporting company, and we cannot be certain if the reduced reporting requirements applicable to emerging growth companies and smaller reporting companies will make our common stock less attractive to investors.

We are an “emerging growth company” as defined in the JOBS Act. We will remain an “emerging growth company” until the earliest to occur of:

•
the last day of the fiscal year during which our total annual revenue equals or exceeds $1.235 billion (subject to adjustment for inflation);
•
the last day of the fiscal year following the fifth anniversary of the completion of our initial public offering (“IPO”);
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

We also are a “smaller reporting company,” meaning that the market value of our stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of our IPO is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company after our IPO if either (i) the market value of our stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

Investors may find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and the market price of our common stock may be adversely affected and more volatile.

We incur increased costs and are subject to additional regulations and requirements as a result of becoming a public company, which could lower our profits or make it more difficult to run our business.

As a public company, we incur significant legal, accounting, and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We have also incurred and will continue to incur costs associated with the Sarbanes-Oxley Act and related rules implemented by the Securities and Exchange Commission (the “SEC”) and the exchange on which our securities are listed. The expenses generally incurred by public companies for reporting and corporate governance purposes have been increasing. These laws and regulations also could make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our Board of Directors, on our board committees or as our executive officers. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions, other regulatory action, and potentially civil litigation.

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

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Annual Report and in our other public filings and public statements. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic uncertainty. If actual circumstances differ from those in our assumptions, our operating and financial results could fall below our publicly announced guidance or the expectations of investors. If, in the future, our operating or financial results for a particular period do not meet any guidance we provide or the expectations of investment analysts or investors generally, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

Future securities issuances could result in significant dilution to our stockholders and impair the market price of our common stock.

Future issuances of shares of our common stock, or the perception that these sales may occur, could depress the market price of our common stock and result in dilution to existing holders of our common stock. Also, to the extent outstanding options to purchase shares of our common stock are exercised or options, restricted stock units or other stock-based awards are issued or become vested, there will be further dilution. The amount of dilution could be substantial depending upon the size of the issuances or exercises. Furthermore, we may issue additional equity securities that could have rights senior to those of our common stock. As a result, holders of our common stock bear the risk that future issuances of debt or equity securities may reduce the value of our common stock and further dilute their ownership interest.

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

As of December 31, 2024, our executive officers, directors, owners of more than 5% of our capital stock and their respective affiliates beneficially owned a substantial amount of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our Board of Directors. These provisions will include the following:

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees.

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended from time to time), or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation also provides that the federal district courts of the United

States of America is the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees, or agents and arising under the Securities Act. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

If any action the subject matter of which is within the scope described above is filed in a court other than a court located within the State of Delaware (a “Foreign Action”), in the name of any stockholder, such stockholder shall be deemed to have consented to the personal jurisdiction of the state and federal courts located within the State of Delaware in connection with any action brought in any such court to enforce the applicable provisions of our amended and restated certificate of incorporation and having service of process made upon such stockholder in any such action by service upon such stockholder’s counsel in the Foreign Action as agent for such stockholder. Although our amended and restated certificate of incorporation contains the choice of forum provision described above, it is possible that a court could find that such a provision is inapplicable for a particular claim or action or that such provision is unenforceable.

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

The market price of our common stock may be highly volatile and could fluctuate or decline significantly in response to numerous factor, many of which are beyond our control, including:

•
actual or anticipated fluctuations in our financial condition or results of operations;
•
variance in our financial performance from expectations of securities analysts;
•
sales of shares of our common stock by us or our stockholders, the expectation of future sales of our common stock by us or our stockholders, and/or the anticipation of lock-up releases;
•
hedging activities by market participants;
•
announcements by us or our competitors of significant products or features, technical innovations, acquisitions, strategic partnerships, joint ventures or capital commitments;
•
changes in operating performance and stock market valuations of companies in our industry, including our competitors;
•
changes in third-party payor reimbursement policies;
•
an inability to obtain additional funding;
•
general economic, industry and market conditions, including price and volume fluctuations in the overall stock market;
•
lawsuits threatened or filed against us;
•
developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•
other events or factors, including those resulting from political conditions, election cycles, war or incidents of terrorism, or responses to these events, many of which are outside of our control.

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many medical devices and technology companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to the companies’

operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. This risk is especially relevant for us because medical technology companies have experienced significant stock price volatility in recent years. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

Moreover, because of these fluctuations, comparing our operating results on a period-to-period basis may not be meaningful. You should not rely on our past results as an indication of our future performance. This variability and unpredictability could also result in our failure to meet the expectations of industry or financial analysts or investors for any period. If our revenues or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any previously publicly stated revenue or earnings forecasts that we may provide.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no or few securities or industry analysts commence coverage of us, the market price for our stock would be negatively impacted. In the event we obtain securities or industry analyst coverage, if any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Severe weather, natural disasters and other catastrophic events, including pandemics or other public health crises (such as the COVID-19 pandemic), earthquakes, tsunamis, hurricanes, floods, fires, explosions, accidents, power outages, cyber attacks, telecommunications failures, mechanical failures, unscheduled downtimes, civil unrest, strikes, transportation interruptions, unpermitted discharges or releases of toxic or hazardous substances, other environmental risks, wars or other conflicts (including wars in Ukraine and the Middle East), sabotage, terrorist attacks, or other intentional acts of vandalism or misconduct could severely disrupt our operations, or the operations of third parties who manufacture or supply components or other materials for our products, and have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We are subject to the periodic reporting requirements of the Exchange Act. We must design our disclosure controls and procedures to reasonably assure that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures or internal controls and procedures, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Our insurance may not cover all potential losses or liabilities that may arise.

We are not insured against all potential losses or liabilities that may arise, as insurance coverage may be unavailable, not cost-effective, or subject to significant limitations. For example, we are not insured against business interruptions suffered by third parties that we depend on, environmental liabilities or patent infringement, among other types of risks. Furthermore, no assurance can be given that an insurance carrier will not seek to cancel or deny coverage after a claim has occurred. If a loss or liability occurs that is not or not fully covered by insurance, we may be required to pay substantial amounts, which could adversely affect its cash position and results of operations.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. As part of our risk management program, we reference various security industry frameworks and other guidance, including the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), HIPAA, Service Organization Control Type 2 (SOC 2 Type II), and Sarbanes-Oxley IT General Controls (SOX ITGC), to help us assess, identify and manage cybersecurity risks relevant to our business. This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF, HIPAA, SOC 2 Type II, and SOX ITGC as guides to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall risk management program, and shares common methodologies, reporting channels and governance processes that apply across the risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Key elements of our cybersecurity risk management program include but are not limited to the following:

•
risk assessments are performed and designed to help identify material risks from cybersecurity threats to our critical systems and information;
•
a security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;
•
the use of external service providers or third party software, where appropriate, to assess, test or otherwise assist with aspects of our security processes;
•
cybersecurity awareness training of our employees, including incident response personnel;
•
an incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party vendor risk management process for key service providers based on the security teams assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See the risk factor titled, “Our business and operations may suffer in the event of information technology system failures, cyber attacks, or deficiencies in our cybersecurity.” for additional information.

Cybersecurity Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity risks, including oversight of management’s implementation of our cybersecurity risk management program.

The Audit Committee receives quarterly reports from management on our cybersecurity risks. In addition, management updates the Committee, where it deems appropriate, regarding cybersecurity incidents it considers to be significant or potentially significant.

The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also periodically receives briefings from management on our cybersecurity risk management program. Members of the Board of Directors receive presentations on cybersecurity topics from our Executive Director Information Security as part of the Board of Directors’ continuing education on topics that impact public companies.

Our management team, including the Executive Director of Information Security and Chief Technology Officer (CTO), are responsible for assessing and managing our material risks from cybersecurity threats. The team has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity personnel and our retained external cybersecurity consultants. Our management team’s experience includes a cumulative 22 years of experience in assessing and managing risk throughout organizations. In addition, hold industry specific certifications such as Certified Information Systems Auditor (CISA) and Certified Data Privacy Solutions Engineer (CDPSE).

Our management team takes steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence, other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.

Our corporate headquarters is in Sunnyvale, California, where we lease a 15,600 square foot facility pursuant to a lease agreement which commenced on November 1, 2021, and expires on January 31, 2027. To support our growth, the Company entered into an operating lease agreement for a 11,600 square foot facility for additional office and warehouse space in Sunnyvale, California in May 2024. The lease commenced when the Company obtained early use of the property beginning on June 1, 2024, and terminates on January 31, 2027.

Our existing facility will continue to support our research and development, finance, marketing, and administrative teams. We believe that our existing and new facilities are adequate to support our expansion through the end of the facilities’ lease periods. We believe that suitable additional or alternative space would be available in the future as required on commercially reasonable terms.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CBLL.”

Holders of Record

As of February 21, 2025, there were approximately 170 registered holders of record of our common stock. The actual number of holders is greater than this number and includes stockholders who are beneficial owners but whose shares are held in “street name” by banks, brokers, and other financial institutions. This number of record holders also does not include stockholders whose shares may be held in trust by other entities.

Dividend Policy

We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our common stock for the foreseeable future. Instead, we anticipate that all of our earnings, if any, will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our Board of Directors and would depend upon various factors, including our results of operations, financial condition and capital requirements, restrictions that may be imposed by applicable law and our contracts and other factors deemed relevant by our Board of Directors.

Use of Proceeds from our Initial Public Offering

On October 10, 2024, our registration statement on Form S-1 (File No. 333-281784) relating to our initial public offering (the “IPO”) became effective pursuant to which we issued and sold 12,196,969 shares of our common stock at a public offering price of $17.00 per share. We received net proceeds of $187.8 million, after deducting the underwriting discounts, commissions and offering expenses. None of the expenses associated with the IPO were paid to directors, officers, persons owning 10% or more of any class of equity securities. There has been no material change in the planned use of proceeds from the IPO from that described in our Final Prospectus dated October 10, 2024 and filed with the SEC pursuant to Rule 424(b)(4) on October 11, 2024.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this Annual Report. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Annual Report, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a medical technology company focused on transforming the diagnosis and management of patients with serious neurological conditions. We have developed the Ceribell System, a novel, point-of-care EEG platform specifically designed to address the unmet needs of patients in the acute care setting. By combining proprietary, highly portable, and rapidly deployable hardware with sophisticated AI-powered algorithms, the Ceribell System enables rapid diagnosis and continuous monitoring of patients with neurological conditions.

We are initially focused on becoming the standard of care for the detection and management of seizures in the acute care setting, where the technological and operational limitations of conventional EEG systems have contributed to significant delays in seizure diagnosis and suboptimal patient care and clinical outcomes, as well as a high economic burden for hospitals and the healthcare system. By making EEG more accessible and enabling continuous monitoring through the power of AI, the Ceribell System enables clinicians to more rapidly and accurately diagnose and manage patients at risk of seizure in the acute care setting, resulting in improved patient outcomes and hospital and payer economics. To date, the Ceribell System has been adopted by more than 500 active accounts, ranging from top academic centers to small community hospitals, and has been used to care for over 200,000 patients. For information regarding how patient care and clinical outcomes are measured, see “Business—Market Overview—Challenges of Managing Seizures in the Acute Care Setting” in this Annual Report.

We specifically designed the Ceribell System to address the limitations of conventional EEG in the acute care setting and dramatically improve clinical outcomes of critically ill patients at high risk of seizures. The Ceribell System integrates proprietary, highly portable hardware with AI-powered algorithms to aid in the detection and management of seizures. Our hardware is composed of a disposable, flexible headband and a pocket-sized, battery-operated recorder used to capture and wirelessly transmit EEG signals. The hardware is simple to use and, after approximately one hour of training, can be applied within minutes by any non-specialized healthcare professional. The recorder is integrated with a proprietary web-based portal that allows neurologists to remotely access EEG data in real time from any web-enabled device. EEG data captured by the recorder is interpreted by our proprietary AI-powered seizure detection algorithm, ClarityTM, which continuously monitors the patient’s EEG signal and can support the clinician’s real-time assessment of seizure activity.

We are currently focused on becoming the standard of care for the detection and management of seizures in the acute care setting. There are approximately 6,000 acute care facilities in the United States that we believe could benefit from our system. We intend to expand the size of our direct sales organization in the United States to support our efforts to drive further adoption and utilization of the Ceribell System. While our current commercial focus is on the United States, we have received a CE Mark for the Ceribell System in Europe, and we intend to pursue additional regulatory clearances in Europe and elsewhere outside of the United States. We also plan to engage in market access initiatives in attractive international regions in which we see significant opportunity.

We manage all aspects of manufacturing, supply chain, and distribution of the headband and recorder from our facilities in Sunnyvale, California. Contract manufacturers in China assemble the Ceribell headband, with final inspection and labeling completed at our California facilities. We have dual sources for major components of the headband. The components for our recorder are procured from various suppliers and shipped to our facilities for final testing and assembly.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, research and development activities, obtaining FDA clearances and other regulatory milestones, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting direct sales efforts and marketing initiatives, conducting clinical studies, and providing general and administrative support for these operations.

As of December 31, 2024, we had an accumulated deficit of $166.9 million. To date, we have funded our operations primarily through proceeds from the sale of shares of our stock, including common stock and redeemable convertible preferred stock, term loan proceeds, and cash generated from the sale of headbands and subscriptions. As of December 31, 2024, we had $194.4 million in cash and cash equivalents. On October 15, 2024, we closed our initial public offering (our “IPO”) pursuant to which we sold 12,196,969 shares of our common stock at a price to the public of $17.00 per share. We received net proceeds of $187.8 million from the IPO after deducting underwriting discounts and commissions and offering expenses. Based on our current operating plan, we believe that the net proceeds from our IPO, together with the expected cash generated from revenue transactions with customers and our existing cash and cash equivalents, will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

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

Our Business Model

Key Factors Affecting Our Results of Operations and Performance

We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. These factors include:

•
Adoption of the Ceribell System in new accounts. As of December 31, 2024, we had over 500 active accounts. We define active accounts as those with an active subscription or recent headband usage, which is typically considered to have occurred during the previous six months. When determining the number of active accounts, we do not count a care facility (such as a hospital) as more than one account, even though the facility may have both an ED and an ICU using the Ceribell System. The headbands used as part of the Ceribell System are designed to be used only once by a single patient, so an active account is expected to purchase multiple headbands to be used as part of the Ceribell System. There are approximately 6,000 acute care facilities in the United States that we believe could benefit from our system. We believe that any facility with either an ICU or ED, or both, has patients who could benefit from the Ceribell System, because the patients arriving at such facilities may experience seizures triggered by the conditions leading them to seek acute medical care. We have initially targeted a subset of these acute care facilities through our commercial organization, prioritizing certain facilities based on factors such as geographic characteristics and sales potential. Over time, we expect to target additional acute care facilities as we grow our sales. To penetrate these hospitals, we continue to increase the size of our commercial organization. This team comprises TMs and CAMs, who are responsible for new account acquisition by engaging with key decision makers to educate them about the value proposition of the Ceribell System. As we seek to increase our account base, we expect that our revenue will increase due to increased utilization of the headbands and therefore increased product revenue, as well as new Clarity subscribers and increased subscription revenue. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth and our costs incurred in anticipation of such growth.
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

Gross Profit and Gross Margin

Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors that may cause gross margins to fluctuate. These include the product mix between product and subscription revenues, potential changes to sales prices, the timing of our acquisition of new customers, renewals of and follow-on sales to existing customers, costs associated with third-party hosting fees, costs associated with third party manufacturing and supply chain purchases of inventory, and other direct costs such as tariffs and shipping. Our gross margin may fluctuate from period to period, based upon the factors described above and in the section titled “Risk Factors” included elsewhere in this Annual Report.

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

Results of Operations for the Years ended December 31, 2024 and 2023

The following tables set forth our results of operations for the periods presented (in thousands, except percentages) and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year ended December 31,
	2024	2023	$ Change	% Change
Revenue
Product revenue	$50,079	$34,568	$15,511	45%
Subscription revenue	15,365	10,657	4,708	44%
Total revenue	65,444	45,225	20,219	45%
Cost of revenue
Product cost of goods sold	8,209	6,630	1,579	24%
Subscription cost of revenue	485	432	53	12%
Total cost of revenue	8,694	7,062	1,632	23%
Gross profit	56,750	38,163	18,587	49%
Operating expenses:
Research and development	13,562	8,995	4,567	51%
Sales and marketing	49,055	38,922	10,133	26%
General and administrative	33,842	20,287	13,555	67%
Total operating expenses	96,459	68,204	28,255	41%
Loss from operations	(39,709)	(30,041)	(9,668)	32%
Interest and other income (expense), net	(746)	588	(1,334)	NM*

Loss before provision for income taxes	(40,455)	(29,453)	(11,002)	37%
Provision for income taxes	—	(11)	11	-100%

Net loss	$(40,455)	$(29,464)	$(10,991)	37%

* Not Meaningful

Comparison of the Years ended December 31, 2024 and 2023

Revenue

Product revenue for the year ended December 31, 2024 (“fiscal year 2024”), increased $15.5 million, or 45%, compared to the year ended December 31, 2023 (“fiscal year 2023”). Product revenue growth was primarily driven by the addition of new customers and an increase in utilization of headbands and resulting headband sales, driven by continued customer education that resulted in increased awareness and adoption of our products.

Subscription revenue for fiscal year 2024, increased $4.7 million, or 44%, compared to fiscal year 2023. Subscription revenue growth was primarily driven by an increase in new customer subscriptions.

Cost of Revenue

Product cost of revenue for fiscal year 2024, increased $1.6 million, or 24%, compared to fiscal year 2023. The increase in cost of goods sold for products was primarily due to an increase in headband sales to new and existing active accounts, partially offset by a decrease in the unit cost of materials.

Subscription cost of revenue for fiscal year 2024, increased $0.05 million, or 12%, compared to fiscal year 2023. The increase in subscription cost of revenue was primarily due to increased hosting costs for new active accounts for subscriptions and incremental recorder depreciation associated with new subscriptions.

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin for the periods presented (in thousands, except percentages).

	Year ended December 31,
	2024	2023	$ Change	% Change
Gross profit	$56,750	$38,163	$18,587	49%
Gross margin	87%	84%		3%
Product gross profit	41,870	27,938	13,932	50%
Product gross margin	84%	81%		3%
Subscription gross profit	14,880	10,225	4,655	46%
Subscription gross margin	97%	96%		1%

Gross profit increased $18.6 million, or 49%, for fiscal year 2024, compared to fiscal year 2023. The increase was primarily due to increased revenue and decreased cost of goods sold per unit, as non-variable costs are allocated among a larger number of units.

Operating Expenses

Research and Development Expenses

Research and development expenses increased $4.6 million, or 51%, for fiscal year 2024, compared to fiscal year 2023. The increase was primarily due to an increase of $2.6 million in personnel and related expenses directly associated with an increase in headcount and stock-based compensation, as well as an increase of $1.5 million in clinical study and professional expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased $10.1 million, or 26%, for fiscal year 2024, compared to fiscal year 2023. The increase was primarily due to an increase in personnel and related expenses directly associated with an increase in headcount and commissions.

General and Administrative Expenses

General and administrative expenses increased $13.6 million, or 67%, for fiscal year 2024, compared to fiscal year 2023. The increase was primarily due to an increase of $7.9 million in personnel and related expenses directly associated with an increase in headcount and stock-based compensation, an increase of $4.3 million in legal, accounting, and professional service fees related to our transition to a public company, and an increase of $1.1 million in administrative expenses driven by increased software, facilities, and other administrative expenses.

Interest and Other Income (Expense), net

Interest and other income (expense), net decreased $1.3 million for fiscal year 2024, compared to fiscal year 2023. The decrease was primarily due to a $0.4 million increase in interest expense related to debt and $1.5 million in other expense as a result of the change in fair value of the warrant liability, offset by an increase of $0.5 million interest income related to an increase in cash.

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as net proceeds from our term loans and cash generated from the sale of headbands and Clarity subscriptions. On October 15, 2024, we completed our IPO and received net proceeds of $187.8 million after deducting underwriting discounts, commissions and offering expenses.

Our losses primarily resulted from the costs incurred in the development and sales and marketing of our products and providing general and administrative support for our operations. We expect to continue to incur losses in the foreseeable future and to expend significant amounts of cash in the foreseeable future as we continue to scale our business, invest in research and development activities, increase sales and marketing expenses to support commercial expansion, and increase general and administrative expenses to support our transition into being a publicly-traded company.

Sources of Liquidity

As of December 31, 2024, our principal sources of liquidity consisted of $194.4 million of cash and cash equivalents and $20.0 million of term loans.

On February 6, 2024, we entered into the VLSA with SVB and Horizon. The VLSA provides a term loan commitment of $50.0 million. We drew $20.0 million of the $50.0 million term loan commitment at closing, (consisting of $6.0 million from SVB and $14.0 million from Horizon), which was used to retire our existing debt with Horizon, pay transaction fees, and for general corporate purposes. The remaining $30.0 million term loan commitment consists of three tranches of $10.0 million commitments. The maturity date of VLSA is March 1, 2029.

Concurrent with the VLSA, we also entered into the Revolving Facility for a line of credit of up to $10.0 million. The Revolving Facility matures on February 6, 2026.

Funding Requirements

Based on our current operating plan, we believe that the net proceeds from our IPO together with the expected cash generated from revenue transactions with customers and our existing cash and cash equivalents, will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

In order to generate and obtain adequate amounts of cash to meet requirements beyond the next 12 months, we may continue to seek funds through equity or debt financings, or through other sources of financing. Our future capital needs will depend upon many factors, including:

•
the market acceptance of our products;
•
the cost and pace of developing new products and our research and development activities;
•
the scope, timing and costs of supporting sales growth and expansion of our commercial organization;
•
the costs associated with any product recall that may occur;
•
the costs associated with the manufacturing of our products at increased production levels or in different countries;
•
the costs of attaining, defending, and enforcing our intellectual property rights;
•
whether we acquire third-party products or technologies;
•
the terms and timing of any other collaborative, licensing, and other arrangements that we may establish;
•
the emergence of competing technologies or other adverse market developments;
•
our ability to raise additional funds to finance our operations should they be needed in the future;
•
debt service requirements; and
•
the costs associated with being a public company.

Cash Flows

The following table shows a summary of our cash flows for each of the periods presented:

	Year ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(35,043)	$(29,159)
Net cash used in investing activities	$(1,598)	$(1,763)
Net cash provided by (used in) financing activities	$196,516	$(2,818)

Operating Activities

Net cash used in operating activities during fiscal year 2024, consisted primarily of our net loss of $40.5 million, offset by non-cash charges of stock-based compensation of $5.4 million, depreciation and amortization of $1.1 million, and the change in fair value of our redeemable convertible preferred stock warrants. Additionally we had a net increase in operating assets of $5.8 million and a net decrease in operating liabilities of $2.6 million. Net operating assets increased due to the timing of inventory purchases and accounts receivable due to the overall increase in sales in fiscal year 2024. Net operating liabilities decreased primarily due to timing of payments.

Net cash used in operating activities during fiscal year 2023, consisted primarily of our net loss of $29.5 million, offset by non-cash charges of stock-based compensation of $2.7 million, and a net increase in operating assets of $6.1 million, partially offset by a net increase in operating liabilities of $2.4 million. Net operating assets increased due to the timing of inventory purchases and accounts receivable due to the overall increase in sales in fiscal year 2023. Net operating liabilities increased primarily due to increased accrued payroll, bonus, and commissions due to increased headcount.

Investing Activities

Net cash used in investing activities during fiscal years 2024 and 2023 was $1.6 million and $1.8 million, respectively, and consisted of purchases of equipment and purchases of components for recorders provided to customers.

Financing Activities

Net cash provided by financing activities during fiscal year 2024, consisted primarily of $187.8 million in proceeds from the IPO net of issuance costs, $7.6 million in net proceeds from debt issuance, and $1.1 million in proceeds from the exercise of options.

Net cash used in financing activities during fiscal year 2023, consisted primarily of $3.8 million in debt repayment.

Contractual Obligations and Commitments

Our contractual obligations as of December 31, 2024 include:

Debt — Principal payments required on long-term debt outstanding as of December 31, 2024, was $20.0 million. Please refer to the section titled “Liquidity” in Note 1 for a discussion of changes in commitments.

Operating leases — As of December 31, 2024, estimated contractual obligations for operating lease payments were $2.4 million due within 28 months.

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

See Note 2 to our financial statements elsewhere in this Annual Report for information about our significant accounting policies and how estimates are involved in the preparation of our financial statements. We believe the following reflect the critical accounting estimates used in the preparation of our financial statements.

Valuation of Warrants

We have issued freestanding warrants to purchase shares of redeemable convertible preferred stock in connection with our term loans. We classified these warrants as a liability because they contain liquidation features that are not solely within our control. We record the fair value of the warrant on the balance sheet at the inception of such classification and adjust to fair value at each financial reporting date. Our assumptions with regard to the warrant valuation are based on estimates of the valuation of the underlying preferred stock, volatility, and risk free interest rates, and such estimates could vary significantly. The changes in the fair value of the warrants were recorded as a component of non-operating income or expense in the Statements of Operations and Comprehensive Loss. Upon the close of our IPO, the warrants converted on a 1:1 basis to be exercisable for shares of common stock, at which time the liability was reclassified to equity.

Valuation of Common Stock

Prior to the completion of our IPO, the fair value of the common stock underlying our stock awards was determined by our Board of Directors. The valuations of our common stock prior to the completion of our IPO were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. In the absence of a public trading market prior to our IPO, our Board of Directors, with input from management, exercised significant judgment and considered numerous objective and subjective factors to determine the fair value of our common stock as of the date of each option grant, including the following factors:

•
our stage of development;
•
our history and the timing of the introduction of new solutions and services;
•
our actual operating results and performance and financial condition, including our levels of available capital resources;
•
current business conditions and projections;
•
the prices, rights, preferences, and privileges of our redeemable convertible preferred stock relative to those of our common stock;
•
U.S. market and economic conditions;
•
conditions of the U.S. medical device industry;
•
the stock price performance, volatility, and valuation multiples of comparable publicly-traded companies;
•
the likelihood and timing of achieving a liquidity event, such as an initial public offering or a merger or acquisition of our business given prevailing market conditions;
•
the prices of redeemable convertible preferred stock sold by us to third-party investors in arms-length transactions;
•
recent secondary stock transactions in shares of our preferred and common stock;
•
relevant mergers and acquisitions in targeted industries;
•
the lack of marketability of our common stock; and
•
contemporaneous valuations performed by third-party valuation firms.

Our Board of Directors determined the income approach and market approach, including the back-solve method, were the most appropriate methods for estimating our enterprise value. Under the income approach, we estimated the value based upon our projected financial performance. Under the back-solve method in the market approach, we estimated the value based upon our prior sales of redeemable convertible preferred stock to unrelated third parties, as well as secondary transactions undertaken in our preferred securities, using the option pricing method (the “OPM”). The back-solve analysis considered the post-transaction liquidation preferences, participation caps, dividends, conversion features, and our capital structure immediately following the closing of each financing round. Other market approaches included analyses based on the valuation of comparable publicly traded companies and mergers and acquisitions observed in related industries. We then applied these derived multiples or values to our financial metrics to estimate our market value.

In addition, we also considered any secondary transactions involving our common stock. In our evaluation of such transactions, we considered the facts and circumstances of each such transaction to determine the extent to which they represented a fair value exchange. Factors considered include transaction volume, timing, whether such transactions occurred among willing and unrelated parties, and whether such transactions involved investors with access to our financial information.

For valuations performed prior to September 30, 2023, the allocation of these enterprise values to each part of our capital structure, including our common stock and redeemable convertible preferred stock, was done utilizing the OPM. The OPM treats the rights of the holders of redeemable convertible preferred and common stock as equivalent to call options on any value of the enterprise above certain break points of value based upon the liquidation preferences of the holders of redeemable convertible preferred stock, as well as their rights to participation and conversion. Thus, the estimated value of the common stock can be determined by estimating the value of its portion of each of these call option rights. The OPM back-solve derives the implied equity value of a company from a recent transaction involving our own securities issued on an arms-length basis.

For our valuations performed on or after September 30, 2023, the allocation of these enterprise values to each our share classes was done utilizing the hybrid method. The hybrid method is a hybrid between the probability-weighted expected returns method (the “PWERM”) and the OPM. The PWERM considers the enterprise value under various exit scenarios including an initial public offering (the “IPO Scenario”) and staying private, our estimate of the timing of each scenario and weightings based on our estimate of the probability of each event occurring. Our equity value under the IPO Scenario was estimated based on benchmarking analyses performed by the company and its bankers using market data observed for companies with recent IPOs. The equity value under the IPO Scenario was allocated to our capital stock using an IPO scenario analysis that contemplates the timing, size, valuation, and probability of an IPO event in the future. The stay private scenario estimated our equity value using an income approach based on our financial projections and market approaches based on the valuation of comparable publicly traded companies and mergers and acquisitions observed in related industries. Further, we used the OPM back-solve method and market indexing valuation method under the market approach with respect to the secondary transactions in our redeemable convertible preferred stock. The equity value was then allocated to our capital stock based on the OPM.

After the equity value is determined and allocated to the various share classes, a discount for lack of marketability (“DLOM”) is applied to arrive at the fair value of the common stock. A DLOM is meant to account for the lack of marketability of a stock that is not traded on public exchanges. For financial reporting purposes, we considered the amount of time between the valuation date and the grant date of our stock options to determine whether to use the latest common stock valuation or a straight-line interpolation between the two valuation dates. This determination included an evaluation of whether the subsequent valuation indicated that any significant change in valuation had occurred between the previous valuation and the grant date.

For valuations after the completion of our IPO, the fair value of each share of underlying common stock is based on the closing price of our common stock as reported on the date of grant on the Nasdaq stock exchange.

Valuation of Common Stock Options for Stock-Based Compensation

We maintain an equity incentive plan to provide long-term incentives for employees, consultants and members of the Board of Directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors. We are required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards granted, including employee stock options.

We account for stock-based compensation awards, including stock options to employees and non-employees, based on their estimated grant date fair value. We estimate the fair value of our stock options using the Black-Scholes option-pricing model.

We recognize fair value of stock options, which vest based on continued service, on a straight-line basis over the requisite service period, which is generally four years. For performance-based grants, we estimate when and if they will be earned. If we consider such award to be probable, we recognize expense over the estimated service period, which would be the estimated period of performance. If we do not consider such awards probable of achievement, we recognize no amount of stock-based compensation. There were 118,999 performance-based option awards outstanding as of December 31, 2024 and 64,527 performance-based option awards outstanding as of December 31, 2023. We account for forfeitures as they occur.

Determining the grant date fair value of options using the Black-Scholes option pricing model requires management to make assumptions and judgments. Changes in the assumptions can materially affect the fair value and ultimately the amount of stock-based compensation expense recognized. These inputs are subjective and generally require significant analysis and judgment to develop. Changes in the following assumptions can materially affect the estimate of the fair value of stock-based compensation:

•
Fair Value of Common Stock—The absence of an active market for our common stock requires us to estimate the fair value of our common stock. See “—Valuation Common Stock” above.

•
Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We estimated the expected term based on an average of the midpoint of the requisite service period and the contractual term, and the historical exercise behavior.
•
Expected Volatility—Since there has been no public market for our common stock and lack of company specific historical volatility, we have determined the share price volatility for options granted based on an analysis of the volatility of a peer group of publicly traded companies. In evaluating similarity, we consider factors such as industry, stage of life cycle, and size.
•
Risk-Free Interest Rate—The risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that are commensurate with the expected term.
•
Dividend Yield—The dividend yield assumption is zero, as we have no history of, or plans to make, dividend payments.

The following weighted-average assumptions were used for the Black-Scholes option pricing model:

	Year ended December 31,
	2024	2023
Expected term (in years)	5.4	5.1
Expected volatility	68.0%	75.4%
Risk-free interest rate	4.1%	4.2%
Dividend yield	—	—

Upon the completion of our IPO, our common stock was publicly traded and is therefore subject to potentially significant fluctuations in the market price. Increases and decreases in the market price of our common stock also increase and decrease the fair value of our stock-based awards granted in future periods.

See Note 11 to our financial statements included elsewhere in this Annual Report for further details.

Emerging Growth Company and Smaller Reporting Company Status

We are an emerging growth company, as defined in the JOBS Act. The JOBS Act permits an “emerging growth company” such as us to take advantage of an extended transition period for complying with new or revised accounting standards. This provision allows an emerging growth company to delay the adoption of some accounting standards until those standards would otherwise apply to private companies. We have elected to use the extended transition period for any other new or revised accounting standards during the period in which we remain an emerging growth company; however, we may adopt certain new or revised accounting standards early. As a result, we will not be subject to the same new or revised accounting standards as other public companies that are not emerging growth companies and our financial statements may not be comparable to other public companies that comply with new or revised accounting pronouncements as of public company effective dates. The JOBS Act also exempts us from having to provide an attestation and report from our independent registered public accounting firm on the assessment of our internal control over financial reporting pursuant to the Sarbanes-Oxley Act of 2002.

We will remain an emerging growth company until the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the completion of our IPO; (ii) the last day of the fiscal year in which we have total annual gross revenue of at least $1.235 billion; (iii) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year; or (iv) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

We are also a “smaller reporting company” as defined in the Exchange Act. We may continue to be a smaller reporting company even after we are no longer an emerging growth company. We may take advantage of certain of the scaled disclosures available to smaller reporting companies and will be able to take advantage of these scaled disclosures for so long as our voting and non-voting common stock held by non-affiliates is less than $250.0 million measured on the last business day of our second fiscal quarter, or our annual revenue is less than $100.0 million during the most recently completed fiscal year and our voting and non-voting common stock held by non-affiliates is less than $700.0 million measured on the last business day of our second fiscal quarter. We cannot predict if investors will find our shares of common stock less attractive because we may rely on these exemptions. If some investors find our shares of common stock less attractive as a result, there may be a less active trading market for shares of our common stock and our share price may be more volatile.

Recently Issued Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this Annual Report for a description of recent accounting pronouncements applicable to our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities and Exchange Act of 1934, as amended and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CeriBell, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CeriBell, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations and comprehensive loss, of redeemable convertible preferred stock and stockholders’ deficit, and of cash flows for the years then ended, including the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

San Jose, California

February 25, 2025

We have served as the Company's auditor since 2022.

CeriBell, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$194,370	$34,495
Accounts receivable, net	10,878	7,955
Inventory	6,937	5,868
Contract costs, current	1,837	1,515
Prepaid expenses and other current assets	3,250	2,130
Total current assets	217,272	51,963
Property and equipment, net	2,313	1,577
Operating lease right-of-use assets	2,132	2,160
Contract costs, long-term	1,507	1,238
Other non-current assets	2,188	1,984
Total assets	$225,412	$58,922
Liabilities, redeemable convertible preferred stock and stockholders’ deficit
Current liabilities
Accounts payable	$1,143	$732
Accrued liabilities	10,052	7,540
Contract liabilities, current	97	206
Notes payable, current	—	11,833
Operating lease liability, current	1,088	694
Other current liabilities	609	595
Total current liabilities	12,989	21,600
Long-term liabilities
Notes payable, long-term	19,558	—
Contract liabilities, long-term	30	44
Other liabilities, long-term	356	441
Operating lease liability, long-term	1,314	1,677
Total long-term liabilities	21,258	2,162
Total liabilities	$34,247	$23,762
Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.001 par value;
Authorized shares: none and 46,624,838 shares as of December 31, 2024 and December 31, 2023, respectively
Issued and outstanding shares: none and 17,817,643 shares as of December 31, 2024 and December 31, 2023, respectively
Aggregate liquidation preference of none and $152,590 as of December 31, 2024 and December 31, 2023, respectively	—	147,412
Stockholders’ deficit
Preferred stock, $0.001 par value;
Authorized shares: 10,000,000 and none shares as of December 31, 2024 and December 31, 2023, respectively
Issued and outstanding shares: none as of December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value;
Authorized shares: 500,000,000 and 76,046,350 as of December 31, 2024 and December 31, 2023, respectively
Issued and outstanding shares: 35,850,606 and 5,430,298 as of December 31, 2024 and December 31, 2023, respectively	36	5
Additional paid-in capital	358,073	14,232
Accumulated deficit	(166,944)	(126,489)
Total stockholders’ deficit	191,165	(112,252)
Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$225,412	$58,922

The accompanying notes are an integral part of these financial statements.

CeriBell, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year ended December 31,
	2024	2023
Revenue
Product revenue	$50,079	$34,568
Subscription revenue	15,365	10,657
Total revenue	65,444	45,225
Cost of revenue
Product cost of goods sold	8,209	6,630
Subscription cost of revenue	485	432
Total cost of revenue	8,694	7,062
Gross profit	56,750	38,163
Operating expenses
Research and development	13,562	8,995
Sales and marketing	49,055	38,922
General and administrative	33,842	20,287
Total operating expenses	96,459	68,204
Loss from operations	(39,709)	(30,041)
Interest expense	(1,992)	(2,098)
Change in fair value of warrant liability	(1,496)	48
Other income, net	2,742	2,638
Loss, before provision for income taxes	(40,455)	(29,453)
Provision for income tax expense	—	(11)
Net loss and comprehensive loss	$(40,455)	$(29,464)
Net loss per share attributable to common stockholders:
Basic and diluted	(3.39)	(5.56)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	11,949,973	5,303,715

The accompanying notes are an integral part of these financial statements.

CeriBell, Inc.

Statements of Redeemable Convertible Preferred Stock and Stockholders’ Deficit

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Par Value	Capital	Deficit	Deficit
Balance December 31, 2022	17,817,643	$147,412	5,123,735	5	$10,622	$(97,025)	$(86,398)
Issuance of common stock pursuant to stock option exercises	—	—	306,563	—	932	—	932
Stock-based compensation	—	—	—	—	2,678	—	2,678
Net loss	—	—	—	—	—	(29,464)	(29,464)
Balance December 31, 2023	17,817,643	$147,412	5,430,298	5	$14,232	$(126,489)	$(112,252)
Conversion of redeemable convertible preferred stock to common stock on IPO	(17,817,643)	(147,412)	17,817,643	18	147,394	—	147,412
Conversion of redeemable convertible preferred stock warrants to common stock warrants on IPO	—	—	—	—	2,134	—	2,134
Issuance of common stock upon IPO, net of offering costs of $5.0 million	—	—	12,196,969	12	187,774	—	187,786
Issuance of restricted stock awards	—	—	1,239	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	404,457	1	1,128	—	1,129
Stock-based compensation	—	—	—	—	5,411	—	5,411
Net loss	—	—	—	—	—	(40,455)	(40,455)
Balance December 31, 2024	—	$—	35,850,606	36	$358,073	$(166,944)	$191,165

The accompanying notes are an integral part of these financial statements.

CeriBell, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(40,455)	$(29,464)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,141	847
Noncash lease expense	59	(19)
Stock-based compensation expense	5,411	2,678
Amortization of debt discount	382	363
Change in fair value of warrant liability	1,496	(48)
Loss on disposal of property and equipment and recorders	95	181
Changes in operating assets and liabilities:
Accounts receivable, net	(2,923)	(2,660)
Inventory	(1,068)	(1,794)
Prepaid expenses and other current assets	(1,121)	(965)
Contract costs	(591)	(773)
Other non-current asset	(65)	113
Accounts payable	250	309
Accrued liabilities and other current liabilities	2,469	2,166
Contract liabilities	(123)	(93)
Net cash used in operating activities	(35,043)	(29,159)
Cash flows from investing activities
Purchases of recorder components and recorders	(258)	(780)
Purchases of property and equipment	(1,340)	(983)
Net cash used in investing activities	(1,598)	(1,763)
Cash flows from financing activities
Repayment of debt	—	(3,750)
Proceeds from exercise of common stock pursuant to stock option exercises	1,129	932
Proceeds from debt issuance	7,905	—
Debt issuance cost	(304)	—
Payment of deferred IPO offering costs	(5,048)	—
Proceeds from IPO, net of commissions	192,834	—
Net cash provided by (used in) financing activities	196,516	(2,818)
Net increase (decrease) in cash and cash equivalents	159,875	(33,740)
Cash and cash equivalents, beginning of period	34,495	68,235
Cash and cash equivalents, end of period	$194,370	$34,495
Supplemental disclosure of cash flow information
Cash paid for interest	$1,952	$1,734
Right-of-use asset obtained in exchange for operating lease obligation	778	—
Property and equipment included in accounts payable and accrued expenses	99	—
Recorder components included in accounts payable and accrued expenses	69	—
Conversion of redeemable convertible preferred stock into common stock on completion of IPO	147,412	—

The accompanying notes are an integral part of these financial statements.

Ceribell, Inc.

Notes to Financial Statements

1.
The Company

Organization and Business

CeriBell, Inc. (the “Company”) was incorporated in the state of Delaware as Brain Stethoscope, Inc., on August 29, 2014, and changed its name to CeriBell, Inc. on August 11, 2015, and maintains its principal office in Sunnyvale, California. The Company is a medical technology company focused on transforming the diagnosis and management of patients with serious neurological conditions.

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

Initial Public Offering

On October 15, 2024, the Company completed its initial public offering (“IPO”) of 12,196,969 shares of its common stock, which includes 1,590,909 shares of common stock purchased by the underwriters pursuant to their option to purchase additional shares, at a price to the public of $17.00 per share. The net proceeds to the Company from the IPO were approximately $187.8 million, after deducting underwriting discounts and commissions, and offering expenses. Immediately prior to the closing of the Company’s IPO on October 15, 2024, all shares of the Company’s redeemable convertible preferred stock converted one for one into shares of the Company’s common stock and all warrants exercisable for redeemable convertible preferred stock converted into warrants exercisable for common stock.

Liquidity

As of December 31, 2024, the Company’s principal sources of liquidity consisted of $194.4 million of cash and cash equivalents.

The Company has incurred operating losses and negative cash flows from operations since its inception. On December 31, 2024, and December 31, 2023, the Company had an accumulated deficit of $166.9 million and $126.5 million, respectively. Such losses primarily resulted from the costs incurred in the development and sales and marketing of the Company’s products and building the Company’s organization. The Company expects to incur losses in the near term as it continues to focus on the development and promotion of new and existing products and expand its corporate infrastructure, including the costs associated with being a public company.

On October 15, 2024, the Company completed its IPO and received net proceeds of $187.8 million after deducting underwriting discounts, commissions and offering expenses.

Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents will be sufficient to fund the Company’s planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these financial statements.

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

Risks and Uncertainties

The Company is subject to risks common to companies in the medical device industry, including, but not limited to, new technological innovations, dependence upon third-party payers to provide adequate coverage and reimbursement, dependence on key personnel, dependence on key suppliers, protection of proprietary technology, product liability, and compliance with government regulations. There can be no assurance that the Company’s products or services will be accepted in the marketplace, nor can there be any assurance that any future products or services can be developed or manufactured at an acceptable cost and with appropriate performance characteristics, or that such products or services will be successfully marketed, if at all. These factors could have a material adverse effect on the Company’s future financial results, financial position, and cash flow.

In addition, inflationary and supply chain pressures may adversely impact the Company’s future financial results. The Company’s operating costs have increased and may continue to increase because of these pressures, and the Company may not be able to fully offset these cost increases by raising prices for products or subscription fees, which could result in downward pressure on margins.

Adverse economic conditions in the U.S., including any economic disruptions related to another or worsening global pandemic or a recession, could negatively impact the Company’s revenues and results of operations. The global credit and financial markets continue to experience volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation, and uncertainty about economic stability. Events including a potential recession have caused economic, market, and political uncertainty. Volatility and disruption of financial markets could limit the Company customers’ ability to obtain adequate financing or credit to purchase and pay for products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm the company’s results of operations. General concerns about the fundamental soundness of the U.S. economy may also cause customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Continuation or further deterioration of these financial and macroeconomic conditions could harm company sales, profitability, and results of operations.

The Company utilizes contract manufacturers in China to supply key sub-assemblies for its primary products. In addition, political instability or the deterioration of trade relations between the United States and China could adversely impact the Company’s business.

To minimize supply chain disruptions, the Company has increased inventory purchases of manufactured components and parts needed to meet forecast production demand.

2.
Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The Company made immaterial revisions to change the classification of cash outflows for the acquisition of recorders and related components from cash outflow from operations to cash outflow from investing in the amount of $0.8 million for the year ended December 31, 2023. The Company also made immaterial revisions to change the classification of recorders and related components not placed into service from inventory to other non-current assets in the amount of $1.3 million and the classification of warrants for convertible preferred stock from other current liabilities to other liabilities, long term in the amount of $0.3 million at December 31, 2023.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of acquisition to be cash equivalents. As of December 31, 2024, and December 31, 2023, cash and cash equivalents consist of cash in business checking accounts, demand deposit accounts, and money market funds.

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

Redeemable Convertible Preferred Stock and Warrants

The holders of the outstanding shares of redeemable convertible preferred stock do not have stated redemption rights; however, the holders of the redeemable convertible stock are entitled to preferential payments in the event of a sale, lease, transfer, exclusive license or other disposition of all or substantially all of the Company’s assets or intellectual property, the acquisition of the Company by another entity by means of any reorganization, merger, or consolidation following which the Company’s stockholders as of immediately prior to such acquisition fail to hold at least 50% of the voting power of the resulting entity, or a liquidation, dissolution or winding up of the Company (a “Deemed Liquidation Event”). Because a Deemed Liquidation Event is not solely within the Company’s control, all shares of redeemable convertible preferred stock have been presented outside of permanent equity in the accompanying Balance Sheet for December 31, 2023. Immediately prior to the closing of the Company’s IPO on October 15, 2024, all shares of the Company’s redeemable convertible preferred stock converted into shares of the Company’s common stock.

In addition, the Company issued freestanding warrants to purchase redeemable convertible preferred stock. The redeemable convertible preferred stock warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of non-operating income or expense in the Statements of Operations and Comprehensive Loss. The Company uses the Black- Scholes option-pricing model to determine the fair value of the warrants. Immediately prior to the closing of the Company’s IPO on October 15, 2024, all warrants exercisable for redeemable convertible preferred stock converted into warrants exercisable for common stock and were reclassified from long-term liabilities to equity. The warrants are currently exercisable and are included in Additional Paid-In Capital as of December 31, 2024, and in Other liabilities, long-term on the accompanying Balance Sheet as of December 31, 2023.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are invested in checking accounts and money market funds. The Company has not experienced any losses to date.

The Company’s accounts receivables are derived solely from product and subscription sales to customers located in the United States. The Company performs periodic evaluations of its customers’ financial condition and generally requires no collateral from its customers. Credit losses historically have not been significant. No customers constituted 10% of the Company revenue for the years ended December 31, 2024, or 2023. No customers constituted 10% of the Company's accounts receivable balance as of December 31, 2024, or December 31, 2023.

Bank failures, events involving limited liquidity, defaults, non-performance, or other adverse developments that affect financial institutions, or concerns or rumors about such events, may lead to liquidity constraints. The failure of a bank, or other adverse conditions in the financial or credit markets impacting financial institutions at which the Company maintains balances, could adversely impact liquidity and financial performance. There can be no assurance that the Company’s deposits in excess of the Federal Deposit Insurance Corporation or other comparable insurance limits will be backstopped by the U.S. or applicable foreign governments, or that any bank or financial institution with which the Company does business will be able to obtain needed liquidity from other banks, government institutions, or by acquisition in the event of a failure or liquidity crisis. The Company’s cash and cash equivalents are primarily held in money market funds.

Other Non-Current Assets

Other non-current assets include recorders, recorder components, and recorders at customer locations, as well as non-current deposits. The estimated useful life of recorders is three years and depreciation commences when recorders are placed into service at customer locations.

Deferred IPO Offering Costs

Deferred IPO offering costs, consisting of legal fees, consulting fees, and accounting fees relating to the initial public offering are capitalized. The deferred IPO offering costs were offset against offering proceeds and reclassified as a reduction to equity upon the closing of the offering in the fourth quarter of 2024. The Company had no deferred IPO offering costs capitalized as of December 31, 2024 and December 31, 2023.

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

Information About Segment and Geographic Areas

The Company operates and manages its business as one reportable and operating segment. The Company generates revenue from two recurring sources. Product revenue is generated by the sale of the Company’s disposable headbands that are intended for single patient use. Subscription revenue is generated by monthly subscription fees charged to the Company’s hospital customers for use of Clarity, recorders, and its portal. The Company has one reportable segment due to the similar customer base of its products and subscriptions and similarities in: economic characteristics; nature and compatibility of products and subscriptions; and procurement, manufacturing and distribution processes.

In accordance with the “Segment Reporting” Topic of the Account Standard Codification (“ASC”), the Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The Company's measure of segment profit or loss is loss from operations. The CODM utilizes the Company's financial information such as loss from operations derived from revenues and operating expenses included in the Company forecast, performance metrics, and budget versus actual analyses on an aggregate basis for purposes of evaluating financial performance and how to best allocate resources across functions when developing and reviewing the annual budget to achieve the Company's long term objectives. Significant expenses within loss from operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s Statements of Operations and Comprehensive Loss. The measure of segment assets is reported on the Balance Sheets as total assets. Since the Company operates in one segment, all accounting policies and financial information required by “Segment Reporting” can be found in the summary of significant accounting policies, the revenue footnote, and the accompanying financial statements. All of the Company’s revenue was in the United States for the years ended December 31, 2024, and 2023. Long-lived assets held outside of the United States are $0.9 million as of December 31, 2024, and $0.7 million as of December 31, 2023.

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

Related Party Transactions

The Company paid Dr. Parvizi, a Director and Co-Founder of the Company, for consulting services and reimbursement of related expenses and recorded such amounts as general and administrative expenses within the statements of operations and comprehensive loss. Expenses related to Dr. Parvizi were $0.2 million, for both years ended December 31, 2024, and 2023.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising costs were $0.4 million and $0.5 million, for the years ended December 31, 2024, and 2023, respectively.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, redeemable convertible preferred stock, stock options, and warrants to purchase convertible preferred stock on an as-converted basis are considered to be potentially dilutive securities. Basic and diluted net loss attributable to common stockholders per share is presented in conformity with the two-class method required for participating securities, as the redeemable convertible preferred stock is considered a participating security because it participates in dividends with common stock. The holders of redeemable convertible preferred stock do not have a contractual obligation to share in the Company’s losses. As such, the net loss was attributed entirely to common stockholders. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods. As of December 31, 2024, no participating securities remain outstanding.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ deficit that result from transactions and economic events other than those with stockholders. For the years ended December 31, 2024, and 2023, there was no difference between net loss and comprehensive loss.

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

Recently Adopted Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (the “FASB”) issued Account Standards Update (“ASU”) 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendment simplifies the accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity. The new standard requires entities to provide expanded disclosures about the terms and features of convertible instruments, how the instruments have been reported in the entity’s financial statements, and information about events, conditions, and circumstances that can affect how to assess the amount or timing of an entity’s future cash flows related to those instruments. On January 1, 2024, the Company adopted ASU 2020-06, which had an immaterial impact on its financial statements.

In November 2023, the FASB issued ASU 2023-07 Segment Reporting—Improvements to Reportable Segment Disclosures. The amendment expands segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (CODM), the amount and description of other segment items, permits companies to disclose more than one measure of segment profit or loss, and requires all annual segment disclosures to be included in the interim periods. The amendments do not change how an entity identifies its operating segments, aggregates those operating segments, or applies quantitative thresholds to determine its reportable segments. On December 31, 2024, the Company adopted ASU 2023-07, which had a disclosure only impact on its financial statements.

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

In November 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses. The amendment requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on our disclosures.

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

Under Topic 606, the Company recognizes revenue through the following steps:

(1)
Identification of a contract with a customer
(2)
Identification of the performance obligations in the contract, including the evaluation of performance obligations and the distinct goods or services in a contract
(3)
Determination of the transaction price
(4)
Analysis of the Standalone Selling Price (SSP) and allocation of the transaction price to the performance obligations in the contract, as appropriate
(5)
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

The consideration associated with customer contracts includes both fixed and variable amounts. Variable consideration includes discounts, rebates, credits, incentives, penalties, or other similar items. The amount of consideration that can vary is not material as a percentage of total annual consideration. Variable consideration estimates are reassessed at each reporting period until the contingency is resolved. The changes to the transaction price due to a change in estimated variable consideration are recorded as an adjustment to revenue in the period the estimate is changed. Changes to variable consideration are tracked and material changes are disclosed. Such changes were immaterial for the years ended December 31, 2024, and 2023.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided (in thousands):

	Year ended December 31,
	2024	2023
EEG recorders and EEG headbands, point in time	$50,079	$34,568
EEG portal and Clarity subscriptions, over time	15,365	10,657
Total Revenue	$65,444	$45,225

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

The following table provides the breakdown of capitalized contract costs (in thousands):

	Year ended December 31,
	2024	2023
Contract cost balance beginning of the period	$2,753	$1,981
Contract costs capitalized during the year	2,592	2,304
Contract costs amortized during the year	(2,001)	(1,532)
Contract Costs as of period end	$3,344	$2,753

Contract Liabilities and Performance Obligations

Contract liabilities consist of up-front payments received from customers primarily for the Clarity SaaS subscriptions.

The following table provides the breakdown of contract liabilities (in thousands):

	Year ended December 31,
	2024	2023
Contract Liabilities balance beginning of the period	$250	$343
Additional Contract Liabilities revenue during the period	904	763
Contract Liabilities balance recognized during the period	(1,027)	(856)
Balance as of period end	$127	$250

The Company has elected not to include in unfulfilled performance obligations for contracts in which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice. No revenue was recognized in the reporting period from performance obligations satisfied in previous periods. The short-term remaining performance obligations are expected to be recognized within 12 months and non-current performance obligations are expected to be recognized within 3 years.

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

Fair Value of Assets and Liabilities

The following tables represent the Company’s financial assets and liabilities according to the fair value hierarchy, measured at fair value (in thousands):

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$178,925	$—	$—	$178,925
Total Assets, at fair value	$178,925	$—	$—	$178,925

December 31, 2023	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$33,831	$—	$—	$33,831
Total Assets, at fair value	$33,831	$—	$—	$33,831
Liabilities
Warrant liability	$—	$—	$334	$334
Total Liabilities, at fair value	$—	$—	$334	$334

The carrying amount of the Company’s notes payable is carried at amortized cost and approximates its fair value.

The Company’s valuation technique used to measure the fair value of money market funds is derived from quoted prices in active markets for identical assets or liabilities, which is categorized as Level 1.

The value of the warrants to purchase the Company’s redeemable convertible preferred stock is dependent on the inputs for which there is little or no market data, in particular the value of the Company’s stock. As a result, the valuation of the warrants to purchase the Company’s redeemable convertible preferred stock is categorized as Level 3. When a determination is made to classify a financial instrument within Level 3, the determination is based upon the lowest level of significance of the unobservable inputs to the overall fair value measurement. However, Level 3 financial instruments typically include, in addition to the unobservable inputs, observable inputs (that is, components that are actively quoted and can be validated to external sources). Accordingly, the gain or loss for changes in fair value recognized in the statements of operations and comprehensive loss are due in part, to observable factors that are part of the Level 3 methodology recognized. The fair values could change significantly based on future market conditions. Immediately prior to the closing of the Company’s IPO on October 15, 2024, all warrants exercisable for redeemable convertible preferred stock converted into warrants exercisable for common stock and reclassified from long-term liabilities to equity. The warrants are currently exercisable and are included in Additional Paid-In Capital as of December 31, 2024, and in Other liabilities, long-term on the accompanying Balance Sheet as of December 31, 2023.

The fair value of the warrant liability at December 31, 2023, was determined using the Black-Scholes option pricing model using the following assumptions, as well as the estimates of the valuation of the underlying preferred stock:

December 31,
2023
Expected term (in years)	6.00 - 7.00
Expected volatility	67.10% - 76.00%
Risk-free interest rate	3.55% - 4.60%
Dividend yield	—

5.
Balance Sheet Details

Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2024	2023
Component materials	$4,094	$3,405
Finished goods	2,843	2,463
Total	$6,937	$5,868

Property and Equipment, net

Property and equipment are comprised of the following (in thousands):

	December 31,	December 31,
	2024	2023
Furniture and fixtures	$713	$589
Computer equipment and software	391	515
Laboratory and manufacturing equipment	1,505	1,106
Leasehold improvements	810	348
Construction in progress	586	387
Total Property and Equipment	4,005	2,945
Less: accumulated depreciation and amortization	1,692	1,368
Property and Equipment, Net	$2,313	$1,577

Depreciation and amortization expense was $0.7 million and $0.5 million for the years ended December 31, 2024, and 2023, respectively.

Other Non-Current Assets

Other non-current assets are comprised of the following (in thousands):

	December 31,	December 31,
	2024	2023
Recorders at customer locations	$1,288	$969
Less: accumulated depreciation of recorders at customer locations	(822)	(484)
Recorders at customer locations, net	466	485
Recorders and related components	1,159	1,347
Deferred debt financing cost	346	—
Other non-current assets	217	152
Total non-current assets	$2,188	$1,984

Recorder depreciation expense was $0.4 million and $0.3 million for the years ended December 31, 2024, and 2023, respectively.

Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	December 31,	December 31,
	2024	2023
Accrued bonuses and payroll	$4,391	$3,132
Accrued commissions	3,419	2,190
Professional fees and other costs	2,114	2,106
Other	128	112
Total	$10,052	$7,540

6.
Employee Benefit Plan

The Company offers its employees a tax-deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from payroll checks and are automatically withdrawn from the Company’s checking account and deposited into participants’ retirement accounts a few days following each payroll period. There has been no Company matching of employee contributions to the plan through December 31, 2024, and December 31, 2023.

7.
Commitments and Contingencies

Litigation

The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not presently a party to any litigation. Legal fees are expensed in the period in which they are incurred. As of December 31, 2024, and December 31, 2023, there were no litigation liabilities recorded.

8.
Leases

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

The Company’s ROU asset relates to its leased corporate offices and warehouse in Sunnyvale, CA. Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,	December 31,
	2024	2023
Operating Lease
Operating lease right-of-use asset	$2,132	$2,160

Operating lease liability, current	1,088	694
Operating leases liability, long-term	1,314	1,677
Total operating lease liabilities	$2,402	$2,371
Weighted average remaining lease term (years)	2.1	3.1
Weighted average remaining discount rate	7.24%	6.25%

A summary of total lease expense and other information for the periods relating to the Company’s operating leases was as follows:

	December 31,	December 31,
	2024	2023
Operating lease expense	$983	$823
Variable lease expense	304	303
Total lease expense	$1,287	$1,126

Total cash payments for amounts included in the measurement of lease liabilities	$911	$795

The Company leases office space and warehouse space under non-cancelable operating leases. As of December 31, 2024, the future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

December 31,
Operating Leases:	2024
2025	$1,216
2026	1,255
2027	107
Total undiscounted lease payments	2,578
Imputed interest	(176)
Net Lease Liabilities	$2,402

9.
Term Loan

2024 Term Loan

In consideration of the 2024 principal loan repayment schedule and future operating cash flow requirements, effective February 6, 2024, the Company executed a Venture Loan and Security Agreement (“VLSA”) with Horizon Technology Finance Corporation (“Horizon”) as a lender and the collateral agent and Silicon Valley Bank (“SVB”) as a lender (collectively, “the Lenders”). The Company and the Lenders agreed to refinance the existing Horizon term loan facility which also modified, among other things, the repayment terms of the existing Horizon term loan and the maturity date from October 2024 to March 2029. The amounts borrowed under the VLSA are secured by all of the Company’s assets, excluding intellectual property.

Upon execution of the VLSA, the Company drew down the entire first tranche of $20,000,000 in principal (“Term Loan”), including $6,000,000 from SVB (“SVB Loan”) and $14,000,000 from Horizon (“Horizon Loan”) and utilized a portion of the proceeds to repay the remaining principal on the 2020 Loan. Subject to the VLSA terms, the Company is entitled to receive up to $30,000,000 (“Outstanding Commitment”) in three additional tranches of $10,000,000 each. Each lender’s obligation to lend its undisbursed portion of the Outstanding Commitment to the Company shall terminate if, in such Lender’s sole good faith discretion, there has been a material adverse change in the results of operations or financial condition of the Company, whether or not arising from transactions in the ordinary course of business, or there has been any material adverse deviation by the Company from the business plan of the Company presented to any Lender. No material adverse changes have been identified as of December 31, 2024. In each of the three additional tranches, $3,000,000 is allocated to SVB, and $7,000,000 is allocated to Horizon. Any amounts drawn under the Outstanding Commitment are subject to the same terms and conditions as the SVB Loan and Horizon Loan.

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

The Company allocated the issuance costs under the LSA and VLSA as follows: (1) $535,000 to the Term Loan liability representing the initial lender fees and the fair value of the Initial Warrants to be recognized as interest expense through the Maturity Date, (2) $347,000 to the deferred debt financing cost asset to be recognized as interest expense through the Maturity Date and to be reclassified to the Term Loan liability upon draws or expiration of the tranches, and (3) $116,000 to the Revolving Facility deferred debt financing cost asset to be recognized as interest expense over the availability period of two years. The end-of-term fee is being accreted and the debt issuance costs are being amortized over the term of the notes using the effective interest method. The effective interest rate is 9.5%, inclusive of the end-of-term fee and debt issuance as of December 31, 2024.

The LSA and VLSA have interrelated provisions and financial covenants based on net indebtedness and certain revenue-based ratios. Upon an event of default, the interest on the Term Loan and Revolving facility may be increased by 5.0%. The Term Loan also includes a late payment fee of 6.0% of the amount not paid when due.

As of December 31, 2024, the Company was in compliance with debt covenants under the LSA and VLSA. No amounts were drawn under the Outstanding Commitment and Revolving Facility through December 31, 2024.

Notes payable consists of the following (in thousands):

	December 31,	December 31,
	2024	2023
Principal of notes payable	$20,000	$11,250
End of term fee accretion	113	647
Unamortized debt issuance costs	(555)	(64)
Carrying value of Notes Payable	$19,558	$11,833

Collateral for the VLSA consists of a security interest in all assets of the Company, excluding intellectual property.

10.
Redeemable Convertible Preferred Stock and Warrants

Under the Company’s Amended and Restated Certificate of Incorporation, the Company is authorized to issue none and 46,624,838 shares of $0.001 par value redeemable convertible preferred stock as of December 31, 2024, and December 31, 2023, respectively.

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

The holders of the outstanding shares of redeemable convertible preferred stock did not have stated redemption rights; however, the holders of the redeemable convertible stock were entitled to preferential payments in the event of Deemed Liquidation Event.

The rights, preferences and privileges of the redeemable convertible preferred stockholders were as follows:

Voting

Other than the non-voting holders of Series C-NV redeemable convertible preferred stock, the holders of redeemable convertible preferred stock were entitled to vote on all matters on which the common stockholders are entitled to vote. Holders of redeemable convertible preferred stock and common stock vote together as a single class, with respect to any matter upon which holders of common stock have the right to vote. Each holder of redeemable convertible preferred stock was entitled to the number of votes equal to the number of common stock shares into which the shares held by such holder are convertible. The holders of a majority of the voting shares were able to elect all of the directors.

Dividends

When, as, and if declared by the Board of Directors, the Company would have declared dividends on the Series C preferred stock (the “Series C Dividends”) at an annual rate of $0.9190 per share (the “Series C Dividend Rate”) according to the number of shares of Series C preferred stock held by such holders. The right to receive dividends on shares of Series C preferred stock was not cumulative, and no right to dividends accrued to holders of Series C preferred stock by reason of the fact that dividends on said shares were not declared or paid in any calendar year. Payment of any dividends to the holders of Series C preferred stock would have been payable in preference and priority to any declaration or payment of any dividend distribution on Series B preferred stock, Series A preferred stock, Series Seed preferred stock and common stock of the Company and the Company would not have declared, paid or set aside any dividends on shares of any other class or series of capital stock of the Company unless the holders of the Series C preferred stock then outstanding would have first received, or simultaneously received, the Series C Dividends.

When, as, and if declared by the Board of Directors, the Company would have declared dividends on the Series B preferred stock (the “Series B Dividends”) at an annual rate of $0.6124 per share (the “Series B Dividend Rate”) according to the number of shares of Series B preferred stock held by such holders. The right to receive dividends on shares of Series B preferred stock was not cumulative, and no right to dividends accrued to holders of Series B preferred stock by reason of the fact that dividends on said shares were not declared or paid in any calendar year. Payment of any dividends to the holders of Series B preferred stock would have been payable in preference and priority to any declaration or payment of any dividend distribution on Series A preferred stock, Series Seed preferred stock and common stock of the Company and the Company would not have declared, paid or set aside any dividends on shares of any other class or series of capital stock of the Company (other than the Series C Dividends) unless the holders of the Series B preferred stock then outstanding would have first received, or simultaneously received, the Series B Dividends.

When, as, and if declared by the Board of Directors, the Company would have declared dividends on the Series A preferred stock (the “Series A Dividends”) at an annual rate of $0.3565 per share (the “Series A Dividend Rate”) according to the number of shares of Series A preferred stock held by such holders. The right to receive dividends on shares of Series A preferred stock was not cumulative, and no right to dividends accrued to holders of Series A preferred stock by reason of the fact that dividends on said shares were not declared or paid in any calendar year. Payment of any dividends to the holders of Series A preferred stock would have been payable in preference and priority to any declaration or payment of any dividend distribution on Series Seed preferred stock and common stock of the Company and the Company would not have declared, paid or set aside any dividends on shares of any other class or series of capital stock of the Company (other than the Series C Dividends and the Series B Dividends) unless the holders of the Series A preferred stock then outstanding would have first received, or simultaneously received, the Series A Dividends.

After the payment or setting aside for payment of the dividends for Series A, B, and C Dividends, when, as, and if declared by the Board of Directors, the Company would have declared dividends pro rata on the common stock and the preferred stock on a pari passu basis according to the number of shares of common stock held by such holders. For this purpose each holder of shares of preferred stock was treated as holding the greatest whole number of shares of common stock then issuable upon conversion of all shares of preferred stock held by such holder. No dividends have been declared to date.

Liquidation

In the event of any liquidation, including a deemed liquidity event, dissolution, or winding up of the Company, either voluntary or involuntary, the holders of Series C redeemable convertible preferred stock first were entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, Series B, Series A and Series Seed redeemable convertible preferred stock, an amount equal to the greater of the sum $11.49 per share as adjusted for any stock splits, stock dividends, combinations, recapitalizations plus all declared but unpaid dividends on such shares, and such amount per share as would have been payable had all shares of Series C and redeemable convertible preferred stock been converted into common stock prior to such liquidation, dissolution, or winding up of the Company.

Upon completion of the distribution of the full amount of Series C, the holders of Series B were entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, Series A and Series Seed convertible preferred stock, an amount equal to the greater of the sum $7.6540 per share, as adjusted for any stock splits, stock dividends, combinations, recapitalizations plus all declared but unpaid dividends on such shares, and such amount per share as would have been payable had all shares of Series B redeemable convertible preferred stock been converted into common stock prior to such liquidation, dissolution, or winding up of the Company.

Upon completion of the distribution of the full amount to Series C and Series B redeemable convertible preferred shareholders, the holders of Series A and Series Seed convertible preferred stock were entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, for each share of Series A convertible preferred stock, an amount equal to the greater of the sum of $4.4564, as adjusted for any recapitalizations plus all declared but unpaid dividends on such shares, and such amount per share as would have been payable had all shares of Series A redeemable convertible preferred stock been converted into common stock immediately prior to such liquidation, dissolution, or winding up of the Company, and for each share of Series Seed redeemable convertible preferred stock, $0.8233 and an amount equal to all declared but unpaid dividends on such shares as adjusted for any recapitalizations.

If the assets legally available for distribution were insufficient to cover the amounts owed to the holders of Series A and Series Seed convertible preferred stock together as a class, the assets would have been distributed with equal priority and pro rata among the holders of both Series A and Series Seed redeemable convertible preferred stock in proportion to the full amounts that they would have received had funds been sufficient.

Upon completion of the distributions of the full amount required to the holders of Series C, Series B, Series A, and Series Seed redeemable convertible preferred stock, all of the remaining assets of the Company available for distribution to stockholders would have been distributed among the holders of common stock and Series Seed redeemable convertible preferred stock pro rata based on the number of shares of common stock held by each (treating the shares of Series Seed redeemable convertible preferred stock for this purpose as if they had been converted to shares of common stock at the then-effective conversion price for such shares).

Conversion

Each share of redeemable convertible preferred stock was convertible at the option of the holder into that number of common shares that is equal to the original issuance price of the redeemable convertible preferred stock divided by the conversion price, subject to adjustment for events of dilution. Upon conversion, holders of Series C-NV convertible preferred stock could have elected to receive non-voting common stock or common stock on the same terms. The original issuance price is equal to $0.8233 per Series Seed preferred share, $4.4564 per Series A preferred share, $7.6540 per Series B preferred share, and $11.49 per Series C preferred share. As of December 31, 2023, all redeemable convertible preferred units were convertible into common shares at a one-for-one conversion ratio.

The Company closed its IPO on October 15, 2024, and all of the outstanding shares of convertible preferred stock were automatically converted into common stock.

Warrants

Effective February 6, 2024, the Company, Horizon, and SVB entered into a $60 million financing commitment, consisting of a $50 million term loan commitment and a $10 million revolving line of credit. Warrants representing the right to purchase 41,345 shares of Series C-1 redeemable convertible preferred stock at a price of $11.49 per share were issued upon closing. See Note 9 for a discussion of the new financing commitment. All warrants are currently exercisable, in whole or in part, and expire in 2030, 2032, and 2034. To the extent the warrants are not previously exercised, and if the fair market value of one share is greater than the exercise price under the warrants then in effect, the warrants shall be deemed automatically exercised immediately before expiration.

	Series B	Series C-1	Common Stock	Common Stock	Total warrants
Balance December 31, 2023	45,726	15,228	—	—	60,954
Exercise price per warrant	$7.6540	$11.49

Warrants issued	—	41,345	—	—	41,345
Conversion of redeemable convertible preferred stock warrants to common stock warrants	(45,726)	(56,573)	45,726	56,573	—
Balance December 31, 2024	—	—	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49	$7.6540	$11.49

The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a change in fair value as a component of non-operating income or expense in the Statements of Operations and Comprehensive Loss. Immediately prior to the closing of the Company’s IPO on October 15, 2024, all warrants exercisable for redeemable convertible preferred stock converted into warrants exercisable for common stock and reclassified from long-term liabilities to equity. The warrants are included in Additional paid-in capital as of December 31, 2024, and in Other liabilities, long-term on the accompanying Balance Sheet as of December 31, 2023. The change in the value of the warrant liability for the years ended December 31, 2024, and 2023, is summarized in the following table (in thousands).

The following table presents the fair value activity for the warrant liability (in thousands):

Balance December 31, 2022	$382
Issuance of warrants	—
Changes in fair value of warrants	(48)
Balance December 31, 2023	$334
Issuance of warrants	304
Changes in fair value of warrants	1,496
Conversion of redeemable convertible preferred stock warrants to common stock warrants	(2,134)
Balance December 31, 2024	$—

11.
Stockholders’ Deficit

Common Stock

The Company is authorized to issue 500,000,000 and 76,046,350 shares of $0.001 par value common stock as of December 31, 2024, and December 31, 2023, respectively. Authorized shares of common stock as of December 31, 2023, include 626,398 shares of non-voting common stock, none of which were outstanding.

The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of redeemable convertible preferred stock outstanding. As of December 31, 2024, and December 31, 2023, no dividends had been declared.

As of December 31, 2024, and December 31, 2023, the Company had reserved common stock for future issuance as follows:

	December 31,	December 31,
	2024	2023
Conversion of Series Seed redeemable convertible preferred stock	—	1,218,208
Conversion of Series A redeemable convertible preferred stock	—	3,026,755
Conversion of Series B redeemable convertible preferred stock	—	4,648,714
Conversion of Series C redeemable convertible preferred stock	—	8,923,966
Conversion of Series B warrants	—	45,726
Conversion of Series C-1 warrants	—	15,228
Conversion of Common Stock warrants	102,299	—
Outstanding options under the 2014 Plan	4,071,179	4,746,527
Outstanding options under the 2024 EIP	1,527,395	—
Outstanding options under the 2024 Plan	109,496	—
Outstanding RSUs under the 2024 EIP	18,604	—
Outstanding RSUs under the 2024 Plan	316,907	—
Options reserved for future issuance under the 2014 Plan	—	409,017
Options reserved for future issuance under the 2024 EIP	—	—
Options and awards reserved for future issuance under the 2024 Plan	3,964,620	—
Total	10,110,500	23,034,141

Equity Incentive Plans

In 2014, the Board of Directors adopted the 2014 Stock Incentive Plan (the “2014 Plan”) under which incentive stock options (“ISO”), non-statutory stock options (“NQ”), restricted stock, restricted stock units (“RSU”), stock appreciation rights (“SAR”), dividend equivalent rights, performance stock units (“PSU”), and performance shares may be granted to its employees, directors, and consultants. To date only ISO and NQ awards have been granted. The Board of Directors determines the terms and conditions of the awards, including the number of awards to be granted and vesting criteria at the time of grant. The term of each option shall be stated in the option agreement; however, the term shall be no more than ten years from the date of the grant thereof. Options granted under the 2014 Plan generally vest over a four-year period starting from the date specified in each agreement. Stock options must be granted with an exercise price no less than the stock’s fair market value at the date of grant. Except for as-needed increases in the size of the total option pool, the 2014 Plan has had no major changes since its inception.

On April 23, 2024, the Board of Directors terminated the 2014 Plan and adopted the 2024 Equity Incentive Plan (the “2024 EIP”). An aggregate of 3,610,238 shares of the Company’s common stock under the 2014 Plan plus forfeited shares to the Company under the 2014 Plan may be issued under the 2024 EIP. Upon termination of the 2014 Plan, no additional awards will be granted under the 2014 Plan. Under the 2024 EIP, ISOs, NQs, RSUs, and other stock-based awards may be granted to its employees, directors, and consultants. To date, only ISO, NQ, and performance-based awards have been granted. The Board of Directors determines the terms and conditions of the awards, including the number of awards to be granted and vesting criteria at the time of grant. The term of each option shall be stated in the option agreement; however, the term shall be no more than ten years from the date of the grant thereof. Stock options must be granted with an exercise price no less than the stock’s fair market value at the date of grant.

On October 9, 2024, the Board of Directors terminated the 2024 EIP and adopted the 2024 Incentive Award Plan (the “2024 Plan”). An aggregate of 4,366,326 shares of the Company's common stock under the 2024 EIP plus forfeited shares to the Company under the 2014 Plan and 2024 EIP may be issued under the 2024 Plan plus an increase commencing on the first day of each calendar year beginning January 1, 2025, and continuing annually on the anniversary thereof through (and including) January 1, 2034, equal to the lesser of 5% of the shares of all classes of the Company’s common stock outstanding on the last day of the immediately preceding fiscal year (calculated on an as-converted basis) and such smaller number of shares as determined by the Board of Directors. Upon termination of the 2024 EIP, no additional awards will be granted under the 2024 EIP. Under the 2024 Plan, ISOs, NQs, RSUs, PSUs, and other stock-based awards may be granted to its employees, directors, and consultants. To date, ISO, NQ, RSUs, and performance-based awards have been granted. The Board of Directors determines the terms and conditions of the awards, including the number of awards to be granted and vesting criteria at the time of grant. The terms of each option and award shall be stated in the agreement; however, the term shall be no more than ten years from the date of the grant thereof. Stock options must be granted with an exercise price no less than the stock’s fair market value at the date of grant.

Option activity under the plans is as follows:

			Weighted average	Aggregate
	Number of	Weighted average	remaining contractual	intrinsic value
	options	exercise price	life (in years)	(in thousands)
Balance at December 31, 2023	4,746,527	$4.04	8.17	13,383
Options granted	1,823,249	12.16
Options exercised	(404,457)	2.82
Options forfeited	(457,249)	5.54
Balance at December 31, 2024	5,708,070	6.60	7.71	110,063
Options vested and expected to vest at December 31, 2024	5,708,070	6.60	7.71	110,063
Options exercisable at December 31, 2024	2,828,416	$4.11	6.71	61,573

The weighted-average grant-date fair value of options granted during the years ended December 31, 2024 and 2023 was $7.46 and $3.22 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2024 and 2023 was $4.0 million and $0.4 million, respectively.

Restricted Stock Unit activity under the plans is as follows:

	Number of	Weighted average
	shares	grant date fair value
Unvested at December 31, 2023	—	$—
Granted	336,750	23.51
Vested	(1,239)	16.81
Cancelled	—	—
Unvested at December 31, 2024	335,511	23.53

The total fair value of shares vested during the year ended December 31, 2024 was $0.02 million. No restricted stock units were granted or vested in 2023.

Stock-Based Compensation

As of December 31, 2024, the aggregate unrecognized compensation costs related to outstanding unvested options and RSUs under the 2014 Plan, 2024 EIP, and 2024 Plan was $24.0 million. The Company expects to recognize those costs over a weighted average period of 2.9 years.

The Company estimated the fair value of stock options and RSUs granted prior to being publicly traded using the Black-Scholes option-pricing model. The fair value of RSUs post IPO is based on the Company’s closing stock price on the date of grant. The fair value of service-based stock options and RSUs are amortized on a straight-line basis over the requisite service period of the awards.

The fair value of employee stock options granted was estimated using the following weighted-average assumptions:

	Year ended December 31,
	2024	2023
Expected term (in years)	5.4	5.1
Expected volatility	68.0%	75.4%
Risk-free interest rate	4.1%	4.2%
Dividend yield	—	—

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

The Company’s total stock-based compensation expense was as follows (in thousands):

	Year ended December 31,
	2024	2023
Cost of revenue	$47	$—
Research and development	813	469
Sales and marketing	1,463	697
General and administrative	3,088	1,512
Total stock-based compensation expense	$5,411	$2,678

The total fair value of options and RSUs vested during the period are $4.2 million and $2.4 million for the years ended December 31, 2024, and 2023, respectively. Stock-based compensation expense does not include the impact of estimated forfeitures. Forfeitures are taken as a reduction in expense in the period in which they occur. No compensation cost is recorded for awards that do not vest. Option awards included performance-based awards which are subject to the achievement of performance goals. For options subject to performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved. These performance-based awards represent 118,999 and 64,527 of option awards outstanding as of December 31, 2024, and December 31, 2023, respectively and stock-based compensation related to performance-based awards was not material. Total stock-based compensation expense includes non-employee stock-based compensation of $0.3 million and $0.4 million for the years ended December 31, 2024, and 2023, respectively.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2024	2023
Net loss attributable to common stockholders	$(40,455)	$(29,464)
Weighted-average shares outstanding, basic and diluted	11,950	5,304
Net loss per share, basic and diluted	$(3.39)	$(5.56)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Year ended December 31,
	2024	2023
Redeemable convertible preferred stock	—	17,818
Warrants	102	61
Equity plan stock options outstanding	5,708	4,747
Restricted stock units	336	—
Total	6,146	22,626

13.
Income Taxes

Company recorded no income tax expense for the years ended December 31, 2024 and 2023.

The following table presents a reconciliation of the statutory federal rate and the Company’s effective tax rate for the periods presented.

	Year ended December 31,
Rate reconciliation	2024	2023
Statutory rate	21.0%	21.0%
State tax	5.1%	7.9%
Permanent differences	(3.0)%	(1.1)%
Research credits	0.5%	1.0%
Change in valuation allowance	(23.6)%	(28.8)%
Effective tax rate	0.0%	0.0%

The significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets
Net operating loss carryforward	$34,766	$28,798
Capitalized research and development	5,432	3,227
Research and development credits	2,102	1,761
Lease liability	638	631
Stock-based compensation	790	418
Accruals and reserves	1,265	64
Fixed assets	116	81
Total deferred tax assets	$45,109	$34,980
Deferred tax liabilities
ROU asset	(566)	(575)
Deferred commission	(888)	(732)
Prepaids	(562)	(459)
Bonus adjustment	(275)	—
Total deferred tax liabilities	(2,291)	(1,766)
Valuation allowance	(42,818)	(33,214)
Net deferred tax asset	$—	$—

No tax benefit has been recorded through December 31, 2024, because, given the history of operating losses, the Company believes it is more likely than not that the deferred tax asset will not be realized, and a full valuation allowance has been provided. The change in the valuation allowance for the years ended December 31, 2024, and 2023 was $9.6 million and $8.5 million, respectively.

As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $127.1 million and $126.9 million, respectively, available to reduce future taxable income, if any. As of December 31, 2023, the Company had federal and state net operating loss carryforwards of $105.0 million and $104.8 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforwards generated prior to January 1, 2018, of $5.0 million and state net operating losses will begin to expire in 2035. The remaining federal net operating loss carryforwards of $122.1 million will not expire. Net federal operating losses generated after December 31, 2017 are not limited as they can be carried forward indefinitely, subject to an 80% income limitation. As of December 31, 2024, the Company had federal and state research and development credits of $1.4 million and $1.5 million, respectively. As of December 31, 2023, the Company had federal and state research and development credits of $1.1 million and $1.4 million, respectively. The federal research and development credits will begin to expire in 2035. The state research and development credit will not expire.

Utilization of some of the federal and state net operating losses and credit carryforwards may be subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code of 1986 (“Internal Revenue Code”) and similar state provisions. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Due to ownership changes since inception, the Company’s net operating losses may be limited as to their usage. In the event the Company has additional changes in ownership, utilization of the carryforwards could be further restricted. The Company performed an Internal Revenue Code Section 382 study in 2023 and there was no change in ownership identified. A study has not yet been performed for 2024. If there was an ownership change, there could be an annual limitation that may result in the expiration of net operating losses and credits before utilization.

Beginning in 2022, additional changes under the U.S. Tax Cuts and Jobs Act came into effect, including the mandatory capitalization and amortization of research and development expenses. These provisions require the Company to capitalize research and experimental expenditures and amortize them on the U.S. tax return over five or fifteen years, depending on where research is conducted.

The Company accounts for uncertainty in income taxes under ASC topic 740. ASC 740 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification, and interest and penalties related to uncertain tax positions. The Company has netted its current gross unrecognized tax benefits against its deferred tax assets.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

Balance, January 1, 2023	$333
Increases related to current tax positions	175
Changes related to prior tax positions	(33)
Balance, December 31, 2023	$475
Increases related to current tax positions	140
Changes related to prior tax positions	(59)
Balance, December 31, 2024	$556

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

On December 12, 2024, David Foehr, the Company’s Senior Vice President, Finance, adopted a 10b5-1 trading plan, which is designed to be in effect until December 15, 2025. The aggregate number of shares of common stock available to be sold pursuant to Mr. Foehr’s 10b5-1 plan is 17,223 and such shares will not be available for sale pursuant to so such plan until after April 8, 2025. Mr. Foehr’s 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

On December 13, 2024, Xingjuan (Jane) Chao, Ph.D., the Company’s President and Chief Executive Officer and a member of the Company's Board of Directors, adopted a 10b5-1 trading plan, which is designed to be in effect until December 31, 2025. The aggregate number of shares of common stock available to be sold pursuant to Dr. Chao’s 10b5-1 plan is 395,000 and such shares will not be available for sale pursuant to so such plan until after April 8, 2025. Dr. Chao’s 10b5-1 plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

Appointment of Chief Revenue Officer

On February 25, 2025, the Company announced that it intends to appoint Sean Manni to the position of Chief Revenue Officer. Mr. Manni, age 50, has served as the Company’s Senior Vice President, Sales, since April 2024. Prior to that, he served as the Vice President, North America Sales of Omnicell, Inc., a healthcare technology company (“Omnicell”), from 2019 to 2024. Mr. Manni also held other positions of increasing responsibility at Omnicell between 2008 and 2019. He holds a B.A. in sociology/criminal justice from East Stroudsburg University of Pennsylvania.

Departure of Chief Business Officer

Joshua Copp, the Company’s Chief Business Officer, will be departing from the Company as of March 19, 2025. Mr. Copp's departure will be subject to a separation agreement, which will include severance payments and other customary provisions. The Company expects to finalize and enter into the separation agreement with Mr. Copp in the near future, and the finalized agreement will be filed as an exhibit to the Company's next Quarterly Report on Form 10-Q.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. A current copy of the code is posted on the Investors——Corporate Governance section of our website, which is located at www.ceribell.com

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Global Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy is filed with this Annual Report as Exhibit 19.1.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2025 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2024.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following documents are filed as part of this Annual Report:

a)
Financial Statements. See Index to Financial Statements included in the financial statements in this Annual Report.
b)
Financial Statement Schedules. All financial statement schedules are omitted because they are not applicable or required, or the information required to be set forth therein is included in the financial statements or notes thereto included in the Index to Financial Statements of this Annual Report.
c)
Exhibits. The exhibits required to be filed as part of this Annual Report are listed in the Exhibit List attached hereto and are incorporated herein by reference.

Exhibit Index

		Incorporated by reference
Exhibit Number	Description	Form	Dated	Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/15/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	10/15/2024	3.2
4.01	Form of Common Stock Certificate.	S-1/A	9/19/2024	4.01
4.02	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.				X
4.03	Warrant to Purchase Shares of Series Preferred Stock, dated May 1, 2020, issued to Horizon Technology Finance Corporation (Loan A).	S-1	8/26/24	4.03
4.04	Warrant to Purchase Shares of Series Preferred Stock, dated May 1, 2020, issued to Horizon Technology Finance Corporation (Loan B).	S-1	8/26/24	4.04
4.05	Amended and Restated Warrant to Purchase Shares of Series Preferred Stock, dated May 1, 2020, issued to Horizon Technology Finance Corporation (Loan C), as amended on March 10, 2022.	S-1	8/26/24	4.05
4.06	Amended and Restated Warrant to Purchase Shares of Series Preferred Stock, dated May 1, 2020, issued to Horizon Technology Finance Corporation (Loan D), as amended on March 10, 2022.	S-1	8/26/24	4.06
4.07	Warrant to Purchase Shares of Series Preferred Stock, dated May 1, 2020, issued to Horizon Technology Finance Corporation (Loan E).	S-1	8/26/24	4.07
4.08	Warrant to Purchase Shares of Series Preferred Stock, dated May 1, 2020, issued to Horizon Technology Finance Corporation (Loan F).	S-1	8/26/24	4.08
4.09	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated March 10, 2022, issued to Horizon Technology Finance Corporation (Loan C).	S-1	8/26/24	4.09
4.10	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated March 10, 2022, issued to Horizon Technology Finance Corporation (Loan D).	S-1	8/26/24	4.10
4.11	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated March 10, 2022, issued to Horizon Technology Finance Corporation (Loan G).	S-1	8/26/24	4.11
4.12	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated March 10, 2022, issued to Horizon Technology Finance Corporation (Loan H).	S-1	8/26/24	4.12
4.13	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated March 10, 2022, issued to Horizon Technology Finance Corporation (Loan I).	S-1	8/26/24	4.13
4.14	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated March 10, 2022, issued to Horizon Technology Finance Corporation (Loan J).	S-1	8/26/24	4.14
4.15	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company. (Closing Warrant).	S-1	8/26/24	4.15
4.16	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan B).	S-1	8/26/24	4.16
4.17	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan C).	S-1	8/26/24	4.17

4.18	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan D).	S-1	8/26/24	4.18
4.19	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan F Commitment).	S-1	8/26/24	4.19
4.20	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan G Commitment).	S-1	8/26/24	4.20
4.21	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan I Commitment).	S-1	8/26/24	4.21
4.22	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan J Commitment).	S-1	8/26/24	4.22
4.23	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan L Commitment).	S-1	8/26/24	4.23
4.24	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan M Commitment).	S-1	8/26/24	4.24
10.01	Lease Agreement dated July 2021, by and between WTA Pastoria II LLC and CeriBell, Inc.	S-1	8/26/2024	10.01
10.02	Letter Agreement dated October 5, 2021, by and between WTA Pastoria II LLC and CeriBell, Inc.	S-1	8/26/2024	10.02
10.03	Standard Industrial/Commercial Multi-Tenant Lease, dated May 17, 2024, by and between George Yagmourian and Josefa Yagmourian, Trustees of the Yagmourian 1984 Living Trust dated October 10, 1984 and CeriBell, Inc.	S-1	8/26/2024	10.03
10.04	Loan and Security Agreement, dated February 6, 2024, by and between CeriBell, Inc. and Silicon Valley Bank.	S-1	8/26/2024	10.04
10.05	Venture Loan and Security Agreement, dated February 6, 2024, by and among CeriBell, Inc., Horizon Technology Finance Corporation and Silicon Valley Bank.	S-1	8/26/2024	10.05
10.06	First Amendment to Venture Loan and Security Agreement, dated February 14, 2025, by and among CeriBell, Inc., Horizon Technology Finance Corporation and Silicon Valley Bank.				X
10.07†	Exclusive (Equity) Agreement, dated June 15, 2015, by and between the Board of Trustees of the Leland Stanford Junior University and CeriBell, Inc.	S-1	8/26/2024	10.06
10.08†	Amendment No. 1 to the License Agreement effective the 15th Day of June 2015 by and between the Board of Trustees of the Leland Stanford Junior University and CeriBell, Inc., dated September 14, 2015.	S-1	8/26/2024	10.07
10.9†	Amendment No. 2 to the License Agreement effective the 15th Day of June 2015 and amended the 14th Day of September 2015, by and between the Board of Trustees of the Leland Stanford Junior University and CeriBell, Inc., dated April 1, 2017.	S-1	8/26/2024	10.08
10.10†	Amendment No. 3 to the License Agreement effective the 15th Day of June 2015, by and between the Board of Trustees of the Leland Stanford Junior University and CeriBell, Inc., dated March 8, 2022.	S-1	8/26/2024	10.09
10.11#	2024 Incentive Award Plan.	S-1/A	10/7/2024	10.14
10.12#	Form Agreements under 2024 Incentive Award Plan.	S-1/A	10/7/2024	10.15
10.13#	2024 Employee Stock Purchase Plan.	S-1/A	10/7/2024	10.16
10.14#	Non-Employee Director Compensation Program.	S-1/A	9/19/2024	10.17
10.15#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	9/19/2024	10.18
10.16#	Employment Agreement, by and between CeriBell, Inc. and Xingjuan (Jane) Chao, Ph.D.	S-1/A	8/26/2024	10.19

10.17#	Employment Agreement, by and between CeriBell, Inc. and Scott Blumberg.	S-1/A	8/26/2024	10.20
10.18#	Employment Agreement, by and between CeriBell, Inc. and Joshua Copp.	S-1	8/26/2024	10.21
10.19#	Employment Agreement, by and between CeriBell, Inc. and Raymond Woo, Ph.D., as amended.	S-1/A	10/7/2024	10.22
10.20#	Form of Executive Change in Control and Severance Agreement.	S-1/A	9/19/2024	10.23
10.21#	Consulting Agreement, dated May 7, 2018, and Amendment No.1 to Consulting Agreement, dated October 2, 2024, by and between CeriBell, Inc. and Josef Parvizi.	S-1/A	10/7/2024	10.28
10.22	Corporate Supply Agreement, dated January 10, 2022, by and between CeriBell, Inc. and Shenzhen Everwin Precision Technology Co., Ltd.	S-1	8/26/2024	10.24
10.23	Corporate Supply Agreement Amendment, dated March 7, 2023, by and between CeriBell, Inc. and Shenzhen Everwin Precision Technology Co., Ltd.	S-1	8/26/2024	10.25
10.24	Corporate Supply Agreement, dated February 1, 2024, by and between CeriBell, Inc. and Ease Care under the management of Luxen and Kersen.	S-1	8/26/2024	10.26
19.1	Insider Trading Compliance Policy and Procedures.				X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Policy Relating to Recovery of Erroneously Awarded Compensation.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

# Indicates management contract or compensatory plan.

† Portions of the exhibit, marked by brackets, have been omitted because the omitted information is (i) not material and (ii) the type of information that the registrant customarily and actually treats as private or confidential.

* The certification attached as Exhibit 32.1 and Exhibit 32.2 that accompanies this Annual Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, is not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

CeriBell, Inc.

Date: February 25, 2025	By:	/s/ Xingjuan (Jane) Chao, Ph.D.
Xingjuan (Jane) Chao, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xingjuan (Jane) Chao, Ph.D. and Scott Blumberg, and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xingjuan (Jane) Chao, Ph.D.	President, Chief Executive Officer, and Director	February 25, 2025
Xingjuan (Jane) Chao, Ph.D.	(Principal Executive Officer)

/s/ Scott Blumberg	Chief Financial Officer	February 25, 2025
Scott Blumberg	(Principal Financial Officer)

/s/ David Foehr	Senior Vice President, Finance	February 25, 2025
David Foehr	(Principal Accounting Officer)

/s/ Rebecca Robertson	Chair of the Board of Directors	February 25, 2025
Rebecca Robertson

/s/ Juliet Tammenoms Bakker	Director	February 25, 2025
Juliet Tammenoms Bakker

/s/ William W. Burke	Director	February 25, 2025
William W. Burke

/s/ Lucian Iancovici, M.D.	Director	February 25, 2025
Lucian Iancovici, M.D.

/s/ Josef Parvizi, M.D., Ph.D.	Director	February 25, 2025
Josef Parvizi, M.D., Ph.D.

/s/ Joseph M. Taylor	Director	February 25, 2025
Joseph M. Taylor