Form 10-Q
period 2025-03-31
Ceribell, Inc.
filed 2025-05-08
CIK 1861107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 30, 2025, the registrant had 36,143,022 shares of common stock, $0.001 par value per share, outstanding.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report on Form 10-Q, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” “likely,” “ongoing,” “assumes,” “forecast,” “guidance,” “hope,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about:

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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking

ii

statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CeriBell, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$153,360	$194,370
Marketable securities	29,340	—
Accounts receivable, net	11,299	10,878
Inventory	6,553	6,937
Contract costs, current	2,021	1,837
Prepaid expenses and other current assets	2,847	3,250
Total current assets	205,420	217,272
Property and equipment, net	2,125	2,313
Operating lease right-of-use assets	1,894	2,132
Contract costs, long-term	1,751	1,507
Other non-current assets	2,281	2,188
Total assets	$213,471	$225,412
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,370	$1,143
Accrued liabilities	8,301	10,052
Contract liabilities, current	202	97
Operating lease liability, current	1,117	1,088
Other current liabilities	841	609
Total current liabilities	11,831	12,989
Long-term liabilities
Notes payable, long-term	19,618	19,558
Contract liabilities, long-term	12	30
Other liabilities, long-term	106	356
Operating lease liability, long-term	1,023	1,314
Total long-term liabilities	20,759	21,258
Total liabilities	$32,590	$34,247
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value;
Authorized shares: 10,000,000 as of both March 31, 2025 and December 31, 2024
Issued and outstanding shares: none as of both March 31, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value;
Authorized shares: 500,000,000 as of both March 31, 2025 and December 31, 2024
Issued and outstanding shares: 35,897,062 and 35,850,606 as of March 31, 2025 and December 31, 2024, respectively	36	36
Additional paid-in capital	360,572	358,073
Accumulated other comprehensive loss	(6)	—
Accumulated deficit	(179,721)	(166,944)
Total stockholders’ equity	180,881	191,165
Total liabilities and stockholders’ equity	$213,471	$225,412

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)
(unaudited)

	Three months ended March 31,
	2025	2024
Revenue
Product revenue	$15,608	$11,035
Subscription revenue	4,883	3,365
Total revenue	20,491	14,400
Cost of revenue
Product cost of goods sold	2,360	1,944
Subscription cost of revenue	124	114
Total cost of revenue	2,484	2,058
Gross profit	18,007	12,342
Operating expenses
Research and development	4,246	2,984
Sales and marketing	18,033	10,576
General and administrative	9,935	7,235
Total operating expenses	32,214	20,795
Loss from operations	(14,207)	(8,453)
Interest expense	(471)	(435)
Change in fair value of warrant liability	—	(2)
Other income, net	1,901	369
Loss, before provision for income taxes	(12,777)	(8,521)
Provision for income tax expense	—	—
Net loss	$(12,777)	$(8,521)
Net loss per share attributable to common stockholders:
Basic and diluted	(0.36)	(1.56)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	35,881,029	5,457,366
Other comprehensive loss
Unrealized loss on marketable securities	$(6)	$—
Comprehensive loss	$(12,783)	$(8,521)

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Loss	Deficit	Equity
Balance December 31, 2024	35,850,606	36	$358,073	$—	$(166,944)	$191,165
Issuance of restricted stock awards	12,468	—	—	—	—	—
Shares withheld for taxes	(4,303)	—	(100)	—	—	(100)
Issuance of common stock pursuant to stock option exercises	38,291	—	251	—	—	251
Stock-based compensation	—	—	2,348	—	—	2,348
Net loss	—	—	—	—	(12,777)	(12,777)
Other comprehensive loss	—	—	—	(6)	—	(6)
Balance March 31, 2025	35,897,062	36	$360,572	$(6)	$(179,721)	$180,881

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Par Value	Capital	Loss	Deficit	Deficit
Balance December 31, 2023	17,817,643	$147,412	5,430,298	5	$14,232	$—	$(126,489)	$(112,252)
Issuance of common stock pursuant to stock option exercises	—	—	30,904	—	118	—	—	118
Stock-based compensation	—	—	—	—	757	—	—	757
Net loss	—	—	—	—	—	—	(8,521)	(8,521)
Balance March 31, 2024	17,817,643	$147,412	5,461,202	5	$15,107	$—	$(135,010)	$(119,898)

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Cash Flows

(in thousands)
(unaudited)

	Three months ended March 31,
	2025	2024
Cash flows from operating activities
Net loss	$(12,777)	$(8,521)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	335	257
Noncash lease expense	(25)	(9)
Stock-based compensation expense	2,348	757
Amortization of debt discount	99	89
Accretion (amortization) of discount and premium on marketable securities	(17)	—
Change in fair value of warrant liability	—	2
Loss on disposal of property and equipment and recorders	27	31
Changes in operating assets and liabilities:
Accounts receivable, net	(421)	(967)
Inventory	383	(341)
Prepaid expenses and other current assets	402	640
Contract costs	(428)	6
Other non-current asset	—	46
Accounts payable	345	304
Accrued liabilities and other current liabilities	(1,761)	(1,840)
Contract liabilities	87	(4)
Net cash used in operating activities	(11,403)	(9,550)
Cash flows from investing activities
Purchases of recorders and related components	(131)	(37)
Purchases of property and equipment	(148)	(95)
Purchases of marketable securities	(29,330)	—
Net cash used in investing activities	(29,609)	(132)
Cash flows from financing activities
Proceeds from exercise of common stock pursuant to stock option exercises	152	118
Proceeds from debt issuance	—	7,905
Debt issuance cost	(150)	(345)
Net cash provided by financing activities	2	7,678
Net decrease in cash and cash equivalents	(41,010)	(2,004)
Cash and cash equivalents, beginning of period	194,370	34,495
Cash and cash equivalents, end of period	$153,360	$32,491
Supplemental disclosure of cash flow information
Cash paid for interest	$472	$391
Property and equipment included in accounts payable and accrued expenses	8	—
Recorder components included in accounts payable and accrued expenses	35	—

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

Liquidity

As of March 31, 2025, and December 31, 2024, the Company’s principal sources of liquidity consisted of $182.7 million and $194.4 million of cash and cash equivalents and short term marketable securities, respectively.

The Company has incurred operating losses and negative cash flows from operations since its inception. On March 31, 2025, and December 31, 2024, the Company had an accumulated deficit of $179.7 million and $166.9 million, respectively. Such losses primarily resulted from the costs incurred in the development and sales and marketing of the Company’s products and building the Company’s organization. The Company expects to incur losses in the near term as it continues to focus on the development and promotion of new and existing products and expand its corporate infrastructure, including the costs associated with being a public company.

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

To minimize supply chain disruptions, the Company continues to maintain sufficient supplies of inventory of manufactured components and parts needed to meet forecast production demand.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”).

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of March 31, 2025, and the results of its operations for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. The condensed balance sheet at March 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates and assumptions, and such differences could be material to the Company’s financial position and results of operations. Significant estimates and assumptions include, but are not limited to, valuation of warrants, valuation of the Company’s common stock (prior to the Initial Public Offering, or “IPO”), and valuation of the Company’s options to purchase common stock for purposes of accounting for stock-based compensation.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are invested in checking accounts and money market funds. The Company has not experienced any losses to date.

The Company’s accounts receivables are derived solely from product and subscription sales to customers located in the United States. The Company performs periodic evaluations of its customers’ financial condition and generally requires no collateral from its customers. Credit losses historically have not been significant. No customers comprised 10% of the Company revenue for the three months ended March 31, 2025 or 2024. No customers comprised 10% of the Company's accounts receivable balance as of March 31, 2025, or December 31, 2024.

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

Information About Segment and Geographic Areas

The Company operates and manages its business as one reportable and operating segment. The Company generates revenue from two recurring sources. Product revenue is generated by the sale of the Company’s disposable headbands that are intended for single patient use. Subscription revenue is generated by monthly subscription fees charged to the Company’s hospital customers for use of ClarityTM, recorders, and its portal. The Company has one reportable segment due to the similar customer base of its products and subscriptions and similarities in: economic characteristics; nature and compatibility of products and subscriptions; and procurement, manufacturing and distribution processes.

In accordance with the “Segment Reporting” Topic of the Account Standard Codification (“ASC”), the Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The Company's measure of segment profit or loss is loss from operations. The CODM utilizes the Company's financial information such as loss from operations derived from revenues and operating expenses included in the Company forecast, performance metrics, and budget versus actual analyses on an aggregate basis for purposes of evaluating financial performance and how to best allocate resources across functions when developing and reviewing the annual budget to achieve the Company's long term objectives. Significant expenses within loss from operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s Statements of Operations and Comprehensive Loss. The measure of segment assets is reported on the Balance Sheets as total assets. Since the Company operates in one segment, all accounting policies and financial information required by “Segment Reporting” can be found in the summary of significant accounting policies, the revenue footnote, and the accompanying financial statements, as well as the annual financial statements. All of the Company’s revenue was in the United States for the three months ended March 31, 2025 and 2024. Long-lived assets held outside of the United States are $0.9 million as of both March 31, 2025 and December 31, 2024.

Related Party Transactions

The Company paid Dr. Parvizi, a Director and Co-Founder of the Company, for consulting services and reimbursement of related expenses and recorded such amounts as general and administrative expenses within the statements of operations and comprehensive loss. Expenses related to Dr. Parvizi were $49,000 for each of the three months ended March 31, 2025 and 2024.

Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09 Improvements to Income Tax Disclosures. The amendments expand income tax disclosure requirements by requiring an entity to disclose (i) specific categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, and (iii) the amount of taxes paid disaggregated by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The adoption is not expected to have a material impact on the Company's annual financial statements and related disclosures.

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

3.
Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided (in thousands):

	Three months ended March 31,
	2025	2024
EEG headbands, point in time	$15,608	$11,035
EEG portal and Clarity subscriptions, over time	4,883	3,365
Total Revenue	$20,491	$14,400

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

The following table provides the breakdown of capitalized contract costs (in thousands):

	March 31,	December 31,
	2025	2024
Contract cost balance beginning of the period	$3,344	$2,753
Contract costs capitalized during the period	1,026	2,592
Contract costs amortized during the period	(598)	(2,001)
Contract Costs as of period end	$3,772	$3,344

Contract Liabilities and Performance Obligations

Contract liabilities consist of up-front payments received from customers primarily for the Clarity SaaS subscriptions.

The following table provides the breakdown of contract liabilities (in thousands):

	March 31,	December 31,
	2025	2024
Contract Liabilities balance beginning of the period	$127	$250
Additional Contract Liabilities revenue during the period	179	904
Contract Liabilities balance recognized during the period	(92)	(1,027)
Balance as of period end	$214	$127

The Company has elected not to include in unfulfilled performance obligations for contracts in which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice. No revenue was recognized in the reporting period from performance obligations satisfied in previous periods. The short-term remaining performance obligations are expected to be recognized within 12 months and non-current performance obligations are expected to be recognized within 2 years.

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

Fair Value of Assets and Liabilities

The following tables represent the Company’s financial assets and liabilities according to the fair value hierarchy, measured at fair value (in thousands):

March 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$138,596	$—	$—	$138,596
U.S. Treasury Bills	—	11,951	—	11,951
Marketable securities
U.S. Treasury Bills	—	29,340	—	29,340
Total Assets, at fair value	$138,596	$41,291	$—	$179,887

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$178,925	$—	$—	$178,925
Total Assets, at fair value	$178,925	$—	$—	$178,925

The carrying amount of the Company’s notes payable is carried at amortized cost and approximates its fair value.

The fair value and amortized cost of Level 2 cash equivalents and available-for-sale marketable securities as of March 31, 2025 are presented in the following table (in thousands):

March 31, 2025	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills (included in cash and cash equivalents)	$11,952	$—	$(1)	$11,951
U.S. Treasury bills (included in marketable securities)	29,345	—	(5)	29,340
Total Level 2 Investments	$41,297	$—	$(6)	$41,291

Cash and cash equivalents are comprised of Level 1 financial instruments of money market fund investments and Level 2 U.S. Treasury bills due in less than three months. Level 2 financial instruments are comprised of U.S. Treasury bills due in less than one year. The Company's valuation technique used to measure the fair value of money market funds is derived from quoted prices in active markets for identical assets or liabilities, which is categorized as Level 1.

5.
Balance Sheet Details

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Component materials	$3,850	$4,094
Finished goods	2,703	2,843
Total	$6,553	$6,937

Property and Equipment, net

Property and equipment are comprised of the following (in thousands):

	March 31,	December 31,
	2025	2024
Furniture and fixtures	$746	$713
Computer equipment and software	391	391
Laboratory and manufacturing equipment	1,588	1,505
Leasehold improvements	817	810
Construction in progress	520	586
Total Property and Equipment	4,062	4,005
Less: accumulated depreciation and amortization	1,937	1,692
Property and Equipment, Net	$2,125	$2,313

Depreciation and amortization expense was $245,000 and $151,000 for the three months ended March 31, 2025 and 2024, respectively.

Other Non-Current Assets

Other non-current assets are comprised of the following (in thousands):

	March 31,	December 31,
	2025	2024
Recorders at customer locations	$1,421	$1,288
Less: accumulated depreciation of recorders at customer locations	(887)	(822)
Recorders at customer locations, net	534	466
Recorders and related components	1,070	1,159
Deferred debt financing cost	458	346
Other non-current assets	219	217
Total non-current assets	$2,281	$2,188

Recorder depreciation expense was $90,000 and $106,000 for the three months ended March 31, 2025 and 2024, respectively.

Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2025	2024
Accrued bonuses and payroll	$1,886	$4,391
Accrued commissions	3,155	3,419
Professional fees and other costs	2,560	2,114
Employee stock purchase plan liability	436	—
Other	264	128
Total	$8,301	$10,052

6.
Employee Benefit Plan

The Company offers its employees a tax-deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from payroll checks and are automatically withdrawn from the Company’s checking account and deposited into participants’ retirement accounts a few days following each payroll period. Beginning March 1, 2025, the Company provides a 50% match for employee contributions up to a certain limit. During the three months ended March 31, 2025 and 2024, we contributed $0.2 million and none, respectively, to our 401(k) plan.

7.
Commitments and Contingencies

Litigation

The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. The Company is not presently a party to any litigation. Legal fees are expensed in the period in which they are incurred. As of March 31, 2025, and December 31, 2024 , there were no litigation liabilities recorded.

8.
Leases

The Company’s ROU asset relates to its leased corporate offices and warehouse in Sunnyvale, CA. Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31,	December 31,
	2025	2024
Operating Lease
Operating lease right-of-use asset	$1,894	$2,132

Operating lease liability, current	1,117	1,088
Operating leases liability, long-term	1,023	1,314
Total operating lease liabilities	$2,140	$2,402
Weighted average remaining lease term (years)	1.8	2.1
Weighted average remaining discount rate	7.07%	7.24%

A summary of total lease expense and other information for the periods relating to the Company’s operating leases was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Operating lease expense	$281	$198
Variable lease expense	98	79
Total lease expense	$379	$277

Total cash payments for amounts included in the measurement of lease liabilities	$302	$204

The Company leases office space and warehouse space under non-cancelable operating leases. As of March 31, 2025, the future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

March 31,
Operating Leases:	2025
Remainder of 2025	$914
2026	1,255
2027	107
Total undiscounted lease payments	2,276
Imputed interest	(136)
Net Lease Liabilities	$2,140

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

Upon execution of the VLSA, the Company drew down the entire first tranche of $20,000,000 in principal (“Term Loan”), including $6,000,000 from SVB (“SVB Loan”) and $14,000,000 from Horizon (“Horizon Loan”) and utilized a portion of the proceeds to repay the remaining principal on the 2020 Loan. Subject to the VLSA terms, the Company is entitled to receive up to $30,000,000 (“Outstanding Commitment”) in three additional tranches of $10,000,000 each. Each lender’s obligation to lend its undisbursed portion of the Outstanding Commitment to the Company shall terminate if, in such Lender’s sole good faith discretion, there has been a material adverse change in the results of operations or financial condition of the Company, whether or not arising from transactions in the ordinary course of business, or there has been any material adverse deviation by the Company from the business plan of the Company presented to any Lender. No material adverse changes have been identified as of March 31, 2025. In each of the three additional tranches, $3,000,000 is allocated to SVB, and $7,000,000 is allocated to Horizon. Any amounts drawn under the Outstanding Commitment are subject to the same terms and conditions as the SVB Loan and Horizon Loan.

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

The Company allocated the issuance costs under the LSA and VLSA as follows: (1) $535,000 to the Term Loan liability representing the initial lender fees and the fair value of the Initial Warrants to be recognized as interest expense through the Maturity Date, (2) $347,000 to the deferred debt financing cost asset to be recognized as interest expense through the Maturity Date and to be reclassified to the Term Loan liability upon draws or expiration of the tranches, and (3) $116,000 to the Revolving Facility deferred debt financing cost asset to be recognized as interest expense over the availability period of two years. The end-of-term fee is being accreted and the debt issuance costs are being amortized over the term of the notes using the effective interest method. The effective interest rate is 9.5%, inclusive of the end-of-term fee and debt issuance as of March 31, 2025.

The LSA and VLSA have interrelated provisions and financial covenants based on net indebtedness and certain revenue-based ratios. Upon an event of default, the interest on the Term Loan and Revolving facility may be increased by 5.0%. The Term Loan also includes a late payment fee of 6.0% of the amount not paid when due.

As of March 31, 2025, the Company was in compliance with debt covenants under the LSA and VLSA. No amounts were drawn under the Outstanding Commitment and Revolving Facility through March 31, 2025.

Notes payable consists of the following (in thousands):

	March 31,	December 31,
	2025	2024
Principal of notes payable	$20,000	$20,000
End of term fee accretion	146	113
Unamortized debt issuance costs	(528)	(555)
Carrying value of Notes Payable	$19,618	$19,558

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

	Common Stock	Common Stock	Total warrants
Balance December 31, 2024	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

Warrants issued	—	—	—
Balance March 31, 2025	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

The warrants are included in Additional paid-in capital as of March 31, 2025, and December 31, 2024.

Immediately prior to the closing of the Company’s IPO on October 15, 2024, all warrants exercisable for redeemable convertible preferred stock converted into warrants exercisable for common stock and reclassified from long-term liabilities to equity. The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a change in fair value as a component of non-operating income or expense in the Statements of Operations and Comprehensive Loss. The change in the value of the warrant liability for the three months ended March 31, 2024, is summarized in the following table (in thousands).

Balance December 31, 2023	$334
Issuance of warrants	304
Changes in fair value of warrants	2
Balance March 31, 2024	$640

11.
Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock as of both March 31, 2025, and December 31, 2024.

The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of redeemable convertible preferred stock outstanding. As of March 31, 2025, no dividends had been declared.

As of March 31, 2025, and December 31, 2024, the Company had reserved common stock for future issuance as follows:

	March 31,	December 31,
	2025	2024
Conversion of outstanding warrants	102,299	102,299
Outstanding options	5,406,296	5,708,070
Outstanding RSUs	524,803	335,511
Shares reserved for future issuance under the Company's equity plans	6,633,371	3,964,620
Total	12,666,769	10,110,500

Stock Incentive Plan

Activity under the 2014 Stock Incentive Plan (the “2014 Plan”), 2024 Equity Incentive Plan (the “2024 EIP”), and 2024 Incentive Award Plan (the “2024 Plan”) is as follows:

			Weighted average	Aggregate
	Number of	Weighted average	remaining contractual	intrinsic value
	options	exercise price	life (years)	(thousands)
Balance at December 31, 2024	5,708,070	$6.60	7.71	110,063
Options granted	14,130	22.98
Options exercised	(38,291)	6.56
Options forfeited	(277,613)	7.15
Balance at March 31, 2025	5,406,296	6.61	7.21	68,366
Shares outstanding, vested, and expected to vest at March 31, 2025	5,406,296	6.61	7.21	68,366
Shares exercisable at March 31, 2025	3,122,708	$4.38	6.10	46,296

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2025 and 2024 was $13.76 and $4.97 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2025 and 2024 was $0.6 million and $0.1 million, respectively.

Restricted Stock Unit activity under the plans is as follows:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2024	335,511	$23.53
Granted	222,255	21.68
Vested	(12,468)	24.15
Cancelled	(20,495)	23.18
Unvested at March 31, 2025	524,803	22.89

The total fair value of shares vested during the three months ended March 31, 2025 was $0.3 million. No restricted stock units were granted or vested during three months ended March 31, 2024.

Stock-Based Compensation

As of March 31, 2025, the aggregate unrecognized compensation costs related to outstanding unvested options and RSUs under the 2014 Plan, 2024 EIP, and 2024 Plan was $33.7 million. The Company expects to recognize those costs over a weighted average period of 3.0 years.

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

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024
Expected term (in years)	5.5	4.0
Expected volatility	63.4%	73.9%
Risk-free interest rate	4.5%	4.0%
Dividend yield	—	—

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

The Company’s total stock-based compensation expense was as follows (in thousands):

	Three months ended March 31,
	2025	2024
Cost of revenue	$25	$ —
Research and development	373	207
Sales and marketing	777	414
General and administrative	1,173	136
Total stock-based compensation expense	$2,348	$757

Stock-based compensation expense does not include the impact of estimated forfeitures. Forfeitures are taken as a reduction in expense in the period in which they occur. No compensation cost is recorded for awards that do not vest. Option awards included performance-based awards which are subject to the achievement of performance goals. For options subject to performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved. These performance-based awards represent 65,172 and 118,999 of option awards outstanding as of March 31, 2025 and December 31, 2024, respectively and stock-based compensation related to performance-based awards was not material. Total stock-based compensation expense includes non-employee stock-based compensation of $0.4 million and $0.03 million for the three months ended March 31, 2025 and 2024, respectively.

Employee Stock Purchase Plan

In February 2025, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each offering period, which is typically six months. There were 451,689 shares of common stock initially reserved for issuance under the ESPP. In January 2025, the number of shares of common stock available for issuance under the ESPP was increased by 358,506 shares as a result of the automatic increase provision in the ESPP.

As of March 31, 2025, 810,195 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2025	2024
Net loss attributable to common stockholders	$(12,777)	$(8,521)
Weighted-average shares outstanding, basic and diluted	35,881	5,457
Net loss per share, basic and diluted	$(0.36)	$(1.56)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three months ended March 31,
	2025	2024
Redeemable convertible preferred stock	—	17,818
Warrants	102	102
Equity plan stock options outstanding	5,406	4,764
Restricted stock units	525	—
Shares committed under ESPP	22	—
Total	6,055	22,684

13.
Income Taxes

The Company had an effective tax rate of 0.0% for each of the three months ended March 31, 2025 and 2024. The Company continues to incur operating losses.

During the three months ended March 31, 2025 and 2024, the Company has evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and has determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2024 included in our Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

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

We are initially focused on becoming the standard of care for the detection and management of seizures in the acute care setting, where the technological and operational limitations of conventional EEG systems have contributed to significant delays in seizure diagnosis and suboptimal patient care and clinical outcomes, as well as a high economic burden for hospitals and the healthcare system. By making EEG more accessible and enabling continuous monitoring through the power of AI, the Ceribell System enables clinicians to more rapidly and accurately diagnose and manage patients at risk of seizure in the acute care setting, resulting in improved patient outcomes and hospital and payer economics. As of March 31, 2025, the Ceribell System has been adopted by more than 550 active accounts, ranging from top academic centers to small community hospitals, and has been used to care for over 200,000 patients. For information regarding how patient care and clinical outcomes are measured, see “Business—Market Overview—Challenges of Managing Seizures in the Acute Care Setting” in our Annual Report on Form 10-K.

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

As of March 31, 2025, we had an accumulated deficit of $179.7 million. To date, we have funded our operations primarily through proceeds from the sale of shares of our stock, including common stock and redeemable convertible preferred stock, term loan proceeds, and cash generated from the sale of headbands and subscriptions. As of March 31, 2025, we had $182.7 million in cash and cash equivalents and short term marketable securities. Based on our current operating plan, we believe that the net proceeds from our IPO, together with the expected cash generated from revenue transactions with customers and our existing cash and cash equivalents, will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

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

Our Business Model

Key Factors Affecting Our Results of Operations and Performance

We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. These factors include:

•
Adoption of the Ceribell System in new accounts. As of March 31, 2025, we had over 550 active accounts. We define active accounts as those with an active subscription or recent headband usage, which is typically considered to have occurred during the previous six months. When determining the number of active accounts, we do not count a care facility (such as a hospital) as more than one account, even though the facility may have both an ED and an ICU using the Ceribell System. The headbands used as part of the Ceribell System are designed to be used only once by a single patient, so an active account is expected to purchase multiple headbands to be used as part of the Ceribell System. There are approximately 6,000 acute care facilities in the United States that we believe could benefit from our system. We believe that any facility with either an ICU or ED, or both, has patients who could benefit from the Ceribell System, because the patients arriving at such facilities may experience seizures triggered by the conditions leading them to seek acute medical care. We have initially targeted a subset of these acute care facilities through our commercial organization, prioritizing certain facilities based on factors such as geographic characteristics and sales potential. Over time, we expect to target additional acute care facilities as we grow our sales. To penetrate these hospitals, we continue to increase the size of our commercial organization. This team comprises TMs and CAMs, who are responsible for new account acquisition by engaging with key decision makers to educate them about the value proposition of the Ceribell System. As we seek to increase our account base, we expect that our revenue will increase due to increased utilization of the headbands and therefore increased product revenue, as well as new Clarity subscribers and increased subscription revenue. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth and our costs incurred in anticipation of such growth.
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

Gross Profit and Gross Margin

Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors that may cause gross margins to fluctuate. These include the product mix between product and subscription revenues, potential changes to sales prices, the timing of our acquisition of new customers, renewals of and follow-on sales to existing customers, costs associated with third-party hosting fees, costs associated with third party manufacturing and supply chain purchases of inventory, and other direct costs such as tariffs and shipping. We expect our product inventory, currently located within the United States, to enable sufficient supply of finished goods through at least the third quarter of 2025. We do not expect any material impact to our financial results from incremental tariffs until at least the fourth quarter of 2025. Our gross margin may fluctuate from period to period, based upon the factors described above and in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

Interest and Other Income (Expense), net

Interest and other income (expense), net is primarily interest income on our cash and cash equivalents and marketable securities and interest expense on our term loans. Interest expense primarily consists of interest on our term loans and a non-cash interest charge related to amortization of debt issuance costs. Gains and losses related to the change in fair value of the redeemable convertible preferred stock warrant liability issued as a part of our term loans were recognized in the income statement each quarter until the warrants were converted to common stock warrants immediately prior to the IPO.

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

Results of Operations for the Three Months Ended March 31, 2025 and 2024

The following tables set forth our results of operations for the periods presented (in thousands) and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Revenue
Product revenue	$15,608	$11,035	$4,573	41%
Subscription revenue	4,883	3,365	1,518	45%
Total revenue	20,491	14,400	6,091	42%
Cost of revenue
Product cost of goods sold	2,360	1,944	416	21%
Subscription cost of revenue	124	114	10	9%
Total cost of revenue	2,484	2,058	426	21%
Gross profit	18,007	12,342	5,665	46%
Operating expenses:
Research and development	4,246	2,984	1,262	42%
Sales and marketing	18,033	10,576	7,457	71%
General and administrative	9,935	7,235	2,700	37%
Total operating expenses	32,214	20,795	11,419	55%
Loss from operations	(14,207)	(8,453)	(5,754)	68%
Interest and other income (expense), net	1,430	(68)	1,498	NM*

Loss before provision for income taxes	(12,777)	(8,521)	(4,256)	50%
Provision for income taxes	—	—	—	—

Net loss	$(12,777)	$(8,521)	$(4,256)	50%

* Not Meaningful

Comparison of the Three Months Ended March 31, 2025 and 2024

Revenue

Product revenue for the three months ended March 31, 2025, increased $4.6 million, or 41%, compared to the same periods of fiscal year 2024. Product revenue growth is primarily driven by the addition of new customers and an increase in utilization of headbands and resulting headband sales, driven by continued customer education that resulted in increased awareness and adoption of our products.

Subscription revenue for the three months ended March 31, 2025, increased $1.5 million, or 45%, compared to the same periods of fiscal year 2024. Subscription revenue growth is primarily driven by an increase in adoption of subscriptions.

Cost of Revenue

Product cost of revenue for the three months ended March 31, 2025, increased $0.4 million, or 21%, compared to the same periods of fiscal year 2024. The increase in cost of goods sold for products was primarily due to an increase in headband sales to new and existing active accounts, partially offset by a decrease in the cost of goods sold per unit, as non-variable costs are allocated among a larger number of units.

Subscription cost of revenue for the three months ended March 31, 2025, increased $0.01 million, or 9%, compared to the same periods of fiscal year 2024. The increase in subscription cost of revenue was primarily due to increased hosting costs for new active accounts for subscriptions and incremental recorder depreciation associated with new subscriptions.

Gross Profit (in thousands) and Gross Margin

	Three Months Ended March 31,
	2025	2024	$ Change	% Change
Gross profit	$18,007	$12,342	$5,665	46%
Gross margin	88%	86%		2%
Product gross profit	13,248	9,091	4,157	46%
Product gross margin	85%	82%		3%
Subscription gross profit	4,759	3,251	1,508	46%
Subscription gross margin	97%	97%		—

Gross profit increased $5.7 million, or 46%, for the three months ended March 31, 2025, compared to the same period of fiscal year 2024. The increase is primarily due to increased revenue and decreased cost of goods sold per unit, as non-variable costs are allocated among a larger number of units.

Operating Expenses

Research and Development Expenses

Research and development expenses increased $1.3 million, or 42%, for the three months ended March 31, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase of $0.7 million in personnel and related expenses directly associated with an increase in headcount, as well as an increase of $0.4 million in clinical study and professional expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased $7.5 million, or 71%, for the three months ended March 31, 2025, respectively, compared to the same periods of fiscal year 2024. The increase was primarily due to an increase in personnel and related expenses directly associated with an increase in headcount.

General and Administrative Expenses

General and administrative expenses increased $2.7 million, or 37%, for the three months ended March 31, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase of $1.7 million in personnel and related expenses directly associated with an increase in headcount, as well as an increase of $0.6 million in legal, accounting, and professional service fees related to our transition to a public company.

Interest and Other Income (Expense), net

Interest and other income (expense), net increased $1.5 million for the three months ended March 31, 2025 as compared to the same period for fiscal year 2024. The increase in interest income was primarily due to higher balances of cash equivalents and marketable securities, resulting from the investment of IPO proceeds.

Cash Flows

The following table shows a summary of our cash flows for each of the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Net cash used in operating activities	$(11,403)	$(9,550)
Net cash used in investing activities	$(29,609)	$(132)
Net cash provided by financing activities	$2	$7,678

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2025, consisted primarily of our net loss of $12.8 million, offset by non-cash charges of stock-based compensation of $2.3 million, and depreciation and amortization of $0.3 million. Additionally we had a net increase in operating assets of $0.1 million and a net decrease in operating liabilities of $1.3 million. Net operating assets increased due to increases in accounts receivable and contract costs due to the overall increase in sales in the three months ended March 31, 2025. Net operating liabilities decreased primarily due to timing of payments.

Net cash used in operating activities during the three months ended March 31, 2024, consisted primarily of our net loss of $8.5 million, offset by non-cash charges of stock-based compensation of $0.8 million and depreciation and amortization of $0.3 million. Additionally we had a net increase in operating assets of $0.6 million and a net decrease in operating liabilities of $1.5 million. Net operating assets increased due to the timing of inventory purchases and accounts receivable due to the overall increase in sales in the three months ended March 31, 2024. Net operating liabilities decreased primarily due to timing of payments.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2025 and 2024 was $29.6 million and $0.1 million, respectively, and consisted of purchases of marketable securities during the three months ended March 31, 2025, and purchases of equipment and recorders provided to customers for both periods.

Financing Activities

Net cash provided in financing activities during the three months ended March 31, 2025, consisted of proceeds from the exercise of options, and offset by debt issuance costs.

Net cash provided in financing activities during the three months ended March 31, 2024, consisted primarily of $0.1 million in proceeds from the exercise of options and $7.6 million in net proceeds from debt issuance.

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

Sources of Liquidity

As of March 31, 2025, our principal sources of liquidity consisted of $182.7 million of cash and cash equivalents and short term marketable securities and $20.0 million of term loans.

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

Contractual Obligations and Commitments

Our contractual obligations at March 31, 2025 include:

Debt — Principal payments required on long-term debt outstanding at March 31, 2025, was $20.0 million. Please refer to the section titled “Liquidity” in Note 1 for a discussion of changes in commitments.

Operating leases — As of March 31, 2025, estimated contractual obligations for operating lease payments were $2.3 million due within 22 months.

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

Information about our significant accounting policies and how estimates are involved in the preparation of our financial statements are described in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. There have been no material changes to our significant accounting policies and estimates during the three months ended March 31, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2025 by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could have a material adverse effect on our business, financial condition, results of operations, and prospects. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently believe are not material may also impair our business, financial condition, results of operations, and prospects.

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

The market for EEG alternatives is competitive in terms of development, availability, pricing, product quality, and time-to-market. Our primary competition is from conventional EEG systems, which are used in the majority of hospitals in the United States that have resources to purchase and support EEG systems. These competitors have greater name and brand recognition, greater market share, greater resources, stronger financial profiles, and may have larger sales forces than we do, as well as legacy status among hospitals. For example, the two primary conventional EEG providers in the United States are Natus and Nihon Kohden, both of which have much longer operating histories than we do. We also face competition from companies that provide or are developing rapid EEG systems, including Nihon Kohden, Natus, and other companies, that can be used in the acute care and other settings (e.g., home and ambulance), or EEG systems specifically for use in the acute care setting, and conventional EEG providers may also seek to develop additional EEG systems. Our competitors may be able to offer products similar or superior to ours at a more attractive price than we can. Our competitors could also be better positioned to serve certain segments of our market, which could create additional price pressure. In light of these factors, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements. As a result, even if the Ceribell System is more effective than our competitors’ products, current or potential customers may accept competitive products, including conventional EEG systems and rapid EEG systems that can be used in multiple settings, in lieu of purchasing and using our products. In addition, because the Ceribell System is supplemental to, and not a replacement for, conventional EEG systems for rapid acute care diagnosis, customers may view our products as an additional expense and choose to purchase and maintain only conventional EEG systems. If we are unable to successfully compete, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

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

We are dependent on international manufacturers and suppliers, which exposes us to foreign operational risks and trade risks that may harm our business.

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

The U.S. has recently signaled its intention to change U.S. trade policy, including potentially renegotiating or terminating existing trade agreements and leveraging tariffs. From February 2025 to April 2025, the U.S. imposed additional tariffs on imports from China and announced and subsequently paused implementation of tariffs on imports from Canada and Mexico. These additional tariffs, as well as a government’s adoption of “buy national” policies or retaliation by another government against such tariffs or policies have introduced significant uncertainty into the market and may affect the prices of and demand for the Company’s products, which could have a negative impact on the Company’s results of operations.

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

Our third-party suppliers and manufacturers in China expose us to political, legal, and economic risks. Our operations and the operations of our third-party suppliers and manufacturers in China may be adversely affected by deterioration of the U.S.-China relationship, adverse changes in U.S. economic and political policies relating to China (and vice versa), such as policies favoring domestically manufactured products, and changes in the United States and Chinese laws and regulations such as those related to, among other things, sanctions, taxation, import and export restrictions, tariffs, environmental protection, land use rights, intellectual property, currency controls, network security, labor and human rights practices, privacy, public health, and other matters. For example, the tariffs imposed by the United States on products imported from China could have a material adverse effect on the businesses of our third-party suppliers and manufacturers in China, potentially causing them to go out of business, in which case we would be forced to transition to alternative suppliers and manufacturers. See the risk factor titled, “We depend on a limited number of manufacturers and suppliers in connection with the manufacture of the Ceribell System, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition, results of operations, and prospects.”

In addition, in December 2021, the U.S. Congress enacted the Uyghur Forced Labor Prevention Act in an effort to prevent what it viewed as forced labor and human rights abuses in the Xinjiang Uyghur Autonomous Region (“XUAR”). If it is determined that our third-party suppliers and manufacturers produce or manufacture our components or products wholly or in part from the XUAR, then we could be prohibited from importing such components or products into the United States. In addition, the political, legal, and economic climate in China, both nationally and regionally, is fluid and unpredictable. Chinese trade regulations are in a state of flux, and we or our third-party suppliers and manufacturers in China may become subject to additional taxation, tariffs, and duties, including retaliatory trade restrictions. Sustained uncertainty about or worsening of tensions between the United States and China could also result in a global economic slowdown and long-term changes to global trade. Furthermore, the third parties we rely on in China may disclose our confidential information or intellectual property to competitors or third parties, which could result in the illegal distribution and sale of counterfeit versions of our products. If any of these events occur, our business, financial condition, results of operations, and prospects could be materially and adversely affected.

Furthermore, with the rapid development of the Chinese economy, the cost of labor has increased and may continue to increase in the future. Our results of operations will be materially and adversely affected if the labor costs of our suppliers and manufacturers increase significantly and are passed on to us. In addition, our manufacturers and suppliers may not be able to find a sufficient number of qualified workers due to the intensely competitive and fluid market for skilled labor in China, which would negatively affect our manufacturers’ and suppliers’ ability to meet our needs. Any of these events may materially and adversely affect our business, financial condition, results of operations, and prospects.

Changes in trade policy and regulations in the United States and other countries, including changes in trade agreements and the imposition of tariffs, as well as retaliatory responses, may have adverse impacts on our business, results of operations and financial condition.

The U.S. government has implemented or proposed changes to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties, along with the imposition of tariffs on a wide range of products and other goods from China, countries in EMEA, and other regions. In response, China and other countries have imposed or proposed additional tariffs and additional trade restrictions on certain imports from the U.S. The current trade relations between the U.S. and China, in particular, remain volatile and uncertain.

We rely significantly on manufacturing facilities in China. In addition, we and our manufacturers rely on the availability of raw materials and components to produce a significant amount of our products. The imposition of increased tariffs and any countermeasures could increase the cost of our products, limit the availability of the materials or components we use, disrupt the global supply chain, increase market volatility, and create additional challenges to our operations. This could have a material adverse effect on the sales, cost, or gross margin of our products, and the demand from our customers may be diminished. In addition, uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could also have an adverse effect on consumer confidence and spending.

Moreover, our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect and may result in adverse financial results or fluctuations in our financial results. In addition, these tariffs and retaliatory actions could affect our long-term strategies. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. As a result, changes in trade policy and regulations in the United States and other countries could adversely affect our business, results of operations and financial condition.

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

We also are a “smaller reporting company” as defined in the Exchange Act. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

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

If our operating and financial performance in any given period does not meet the guidance provided to the public or the expectations of investment analysts, the market price of our common stock may decline.

We may, but are not obligated to, provide public guidance on our expected operating and financial results for future periods. Any such guidance will be comprised of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, will be impacted by a number of factors, many of which are out of our control. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic or regulatory uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts or investors generally, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

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

As of April 30, 2025, our executive officers, directors, owners of more than 5% of our capital stock and their respective affiliates beneficially owned approximately 60% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our Board of Directors. These provisions include the following:

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
•
sales of shares of our common stock by us or our stockholders, or the anticipation of such sales;
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
•
developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies; and
•
other events or factors, including those resulting from political conditions, election cycles, geopolitical actions, including unexpected changes in tariffs, trade barriers, price and exchange controls, and other regulatory requirements, war or incidents of terrorism, or responses to these events, many of which are outside of our control.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

None.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

Name	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**

David Foehr Senior Vice President, Finance	Terminate(1)	March 4, 2025	X	17,223	December 15, 2025
David Foehr Senior Vice President, Finance	Adopt	March 11, 2025	X	15,071	March 10, 2026
Scott Blumberg Chief Financial Officer	Adopt	March 14, 2025	X	93,000	March 16, 2026
Rebecca Robertson Chair of the Board of Directors	Adopt	March 14, 2025	X	40,426	March 16, 2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) Trading arrangement was originally adopted on December 12, 2024.

Item 6. Exhibits.

Incorporated by reference
Exhibit Number	Description	Form	Dated	Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/15/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	10/15/2024	3.2
4.1	Form of Common Stock Certificate.	S-1/A	9/19/2024	4.01
10.1#	Non-Employee Director Compensation Program.				X
10.2#	Separation Agreement, dated March 28, 2025, by and between CeriBell, Inc. and Joshua Copp.				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

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

CERIBELL, INC.

Date: May 8, 2025	By:	/s/ Xingjuan (Jane) Chao, Ph.D.
Xingjuan (Jane) Chao, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 8, 2025	By:	/s/ Scott Blumberg
Scott Blumberg
Chief Financial Officer
(Principal Financial Officer)