Form 10-Q
period 2025-06-30
Ceribell, Inc.
filed 2025-08-05
CIK 1861107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of August 1, 2025, the registrant had 36,663,968 shares of common stock, $0.001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CeriBell, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$40,141	$194,370
Marketable securities	137,287	—
Accounts receivable, net	12,312	10,878
Inventory	6,000	6,937
Contract costs, current	2,024	1,837
Prepaid expenses and other current assets	2,022	3,250
Total current assets	199,786	217,272
Property and equipment, net	2,105	2,313
Operating lease right-of-use assets	1,652	2,132
Contract costs, long-term	1,671	1,507
Other non-current assets	2,475	2,188
Total assets	$207,689	$225,412
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,441	$1,143
Accrued liabilities	10,426	10,052
Contract liabilities, current	216	97
Operating lease liability, current	1,146	1,088
Other current liabilities	785	609
Total current liabilities	15,014	12,989
Long-term liabilities
Notes payable, long-term	19,681	19,558
Contract liabilities, long-term	7	30
Other liabilities, long-term	106	356
Operating lease liability, long-term	726	1,314
Total long-term liabilities	20,520	21,258
Total liabilities	$35,534	$34,247
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value;
Authorized shares: 10,000,000 as of both June 30, 2025 and December 31, 2024
Issued and outstanding shares: none as of both June 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value;
Authorized shares: 500,000,000 as of both June 30, 2025 and December 31, 2024
Issued and outstanding shares: 36,599,663 and 35,850,606 as of June 30, 2025 and December 31, 2024, respectively	37	36
Additional paid-in capital	365,477	358,073
Accumulated other comprehensive income	5	—
Accumulated deficit	(193,364)	(166,944)
Total stockholders’ equity	172,155	191,165
Total liabilities and stockholders’ equity	$207,689	$225,412

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Revenue
Product revenue	$15,923	$11,576	$31,531	$22,611
Subscription revenue	5,276	3,739	10,159	7,104
Total revenue	21,199	15,315	41,690	29,715
Cost of revenue
Product cost of goods sold	2,351	2,033	4,711	3,977
Subscription cost of revenue	166	123	290	237
Total cost of revenue	2,517	2,156	5,001	4,214
Gross profit	18,682	13,159	36,689	25,501
Operating expenses
Research and development	4,852	3,270	9,098	6,254
Sales and marketing	17,422	10,712	35,455	21,288
General and administrative	11,360	7,612	21,295	14,847
Total operating expenses	33,634	21,594	65,848	42,389
Loss from operations	(14,952)	(8,435)	(29,159)	(16,888)
Interest expense	(477)	(528)	(948)	(963)
Change in fair value of warrant liability	—	(242)	—	(244)
Other income, net	1,786	264	3,687	633
Loss, before provision for income taxes	(13,643)	(8,941)	(26,420)	(17,462)
Provision for income tax expense	—	—	—	—
Net loss	$(13,643)	$(8,941)	$(26,420)	$(17,462)
Net loss per share attributable to common stockholders:
Basic and diluted	(0.38)	(1.61)	(0.73)	(3.17)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	36,293,559	5,559,718	36,088,433	5,506,597
Other comprehensive loss
Unrealized gain on marketable securities	$11	$—	$5	$—
Comprehensive loss	$(13,632)	$(8,941)	$(26,415)	$(17,462)

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2024	35,850,606	36	$358,073	$—	$(166,944)	$191,165
Issuance of restricted stock awards	12,468	—	—	—	—	—
Shares withheld for taxes	(4,303)	—	(100)	—	—	(100)
Issuance of common stock pursuant to stock option exercises	38,291	—	251	—	—	251
Stock-based compensation	—	—	2,348	—	—	2,348
Net loss	—	—	—	—	(12,777)	(12,777)
Other comprehensive loss	—	—	—	(6)	—	(6)
Balance March 31, 2025	35,897,062	36	$360,572	$(6)	$(179,721)	$180,881
Issuance of restricted stock awards	48,215	—	—	—	—	—
Tax withholding related to settlement or vesting of equity awards	—	—	(268)	—	—	(268)
Issuance of common stock pursuant to stock option exercises	654,386	1	2,006	—	—	2,007
Stock-based compensation	—	—	3,167	—	—	3,167
Net loss	—	—	—	—	(13,643)	(13,643)
Other comprehensive income	—	—	—	11	—	11
Balance June 30, 2025	36,599,663	37	$365,477	$5	$(193,364)	$172,155

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

CeriBell, Inc.

Condensed Statements of Cash Flows

(in thousands)
(unaudited)

	Six months ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(26,420)	$(17,462)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	659	534
Noncash lease expense	(50)	(22)
Stock-based compensation expense	5,515	1,833
Amortization of debt discount	202	198
Accretion (amortization) of discount and premium on marketable securities	(487)	—
Change in fair value of warrant liability	—	244
Loss on disposal of property and equipment and recorders	50	96
Changes in operating assets and liabilities:
Accounts receivable, net	(1,434)	(1,258)
Inventory	937	111
Prepaid expenses and other current assets	1,229	460
Contract costs	(351)	(137)
Other non-current asset	(226)	(102)
Accounts payable	1,361	302
Accrued liabilities and other current liabilities	(17)	(1,422)
Contract liabilities	96	99
Net cash used in operating activities	(18,936)	(16,526)
Cash flows from investing activities
Purchases of recorders and related components	(288)	(872)
Purchases of property and equipment	(219)	(416)
Purchases of marketable securities	(142,794)	—
Proceeds from maturities of marketable securities	6,000	—
Net cash used in investing activities	(137,301)	(1,288)
Cash flows from financing activities
Proceeds from exercise of common stock pursuant to stock option exercises	2,158	606
Proceeds from debt issuance	—	7,905
Debt issuance cost	(150)	(304)
Payment of deferred IPO offering costs	—	(531)
Net cash provided by financing activities	2,008	7,676
Net decrease in cash and cash equivalents	(154,229)	(10,138)
Cash and cash equivalents, beginning of period	194,370	34,495
Cash and cash equivalents, end of period	$40,141	$24,357
Supplemental disclosure of cash flow information
Cash paid for interest	$950	$920
Right-of-use asset obtained in exchange for operating lease obligation	—	778
Property and equipment included in accounts payable and accrued expenses	152	73
Unpaid deferred IPO offering costs included in accounts payable and accrued liabilities	—	1,360
Tax withholding related to settlement or vesting of equity awards in accruals	268	—

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

Liquidity

As of June 30, 2025, the Company’s principal sources of liquidity consisted of $177.4 million of cash and cash equivalents and marketable securities.

The Company has incurred operating losses and negative cash flows from operations since its inception. On June 30, 2025, the Company had an accumulated deficit of $193.4 million. Such losses primarily resulted from the costs incurred in the development and sales and marketing of the Company’s products and building the Company’s organization. The Company expects to incur losses in the near term as it continues to focus on the development and promotion of new and existing products and expand its corporate infrastructure, including the costs associated with being a public company.

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

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of June 30, 2025, and the results of its operations for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. The condensed balance sheet at June 30, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

The Company’s accounts receivables are derived solely from product and subscription sales to customers located in the United States. The Company performs periodic evaluations of its customers’ financial condition and generally requires no collateral from its customers. Credit losses historically have not been significant. No customers comprised 10% of the Company revenue for the three and six months ended June 30, 2025 and 2024. No customers comprised 10% of the Company's accounts receivable balance as of June 30, 2025, or December 31, 2024.

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

In accordance with the “Segment Reporting” Topic of the Account Standard Codification (“ASC”), the Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The Company's measure of segment profit or loss is loss from operations. The CODM utilizes the Company's financial information such as loss from operations derived from revenues and operating expenses included in the Company forecast, performance metrics, and budget versus actual analyses on an aggregate basis for purposes of evaluating financial performance and how to best allocate resources across functions when developing and reviewing the annual budget to achieve the Company's long term objectives. Significant expenses within loss from operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s Statements of Operations and Comprehensive Loss. The measure of segment assets is reported on the Balance Sheets as total assets. Since the Company operates in one segment, all accounting policies and financial information required by “Segment Reporting” can be found in the summary of significant accounting policies, the revenue footnote, and the accompanying financial statements, as well as the annual financial statements. All of the Company’s revenue was in the United States for the three and six months ended June 30, 2025 and 2024. Long-lived assets held outside of the United States were $1.0 million and $0.9 million as of June 30, 2025 and December 31, 2024, respectively.

License Agreement

The Company has an in-license arrangement with Stanford University whereby the Company owes low-single digit royalty percentages related to revenue that is derived pursuant to in-licensed technologies, subject to a minimum payment. Royalty obligations are expensed as cost of revenue in the statements of operations and comprehensive loss, when incurred or over the minimum royalty periods and have not been material. On June 12, 2025, the Company extended the exclusivity of the licensed patents to the date the last licensed patent expires in May 2036 for a term exercise fee of $250,000. As the in-licensed technologies are used to generate revenue, the exercise fee has been deferred in other assets and will be amortized to cost of revenue on a straight line basis through May 2036.

Related Party Transactions

The Company paid Dr. Parvizi, a Director and Co-Founder of the Company, for consulting services and reimbursement of related expenses and recorded such amounts as general and administrative expenses within the statements of operations and comprehensive loss. Expenses related to Dr. Parvizi were $48,000 and $52,000 for the three months ended June 30, 2025 and 2024, respectively, and $97,000 and $101,000 for the six months ended June 30, 2025 and 2024, respectively.

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

3.
Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
EEG headbands, point in time	$15,923	$11,576	$31,531	$22,611
EEG portal and Clarity subscriptions, over time	5,276	3,739	10,159	7,104
Total Revenue	$21,199	$15,315	$41,690	$29,715

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

The following table provides the breakdown of capitalized contract costs (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Contract cost balance beginning of the period	$3,772	$2,747	$3,344	$2,753
Contract costs capitalized during the period	528	622	1,554	1,063
Contract costs amortized during the period	(605)	(479)	(1,203)	(926)
Contract Costs as of period end	$3,695	$2,890	$3,695	$2,890

Contract Liabilities and Performance Obligations

Contract liabilities consist of up-front payments received from customers primarily for the Clarity SaaS subscriptions.

The following table provides the breakdown of contract liabilities (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Contract Liabilities balance beginning of the period	$214	$358	$127	$250
Additional Contract Liabilities revenue during the period	95	266	274	614
Contract Liabilities balance recognized during the period	(86)	(275)	(178)	(515)
Balance as of period end	$223	$349	$223	$349

The Company has elected not to include in unfulfilled performance obligations for contracts in which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice. No revenue was recognized in the reporting period from performance obligations satisfied in previous periods. The short-term remaining performance obligations are expected to be recognized within 12 months and non-current performance obligations are expected to be recognized within 1.5 years.

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

Fair Value of Assets and Liabilities

The following tables represent the Company’s financial assets and liabilities according to the fair value hierarchy, measured at fair value (in thousands):

June 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$36,220	$—	$—	$36,220
Marketable securities
U.S. Treasury Bills	23,733	42,957	—	$66,690
U.S. Notes and Bonds	3,027	67,570	—	70,597
Total assets, at fair value	$62,980	$110,527	$—	$173,507

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$178,925	$—	$—	$178,925
Total assets, at fair value	$178,925	$—	$—	$178,925

The carrying amount of the Company’s notes payable is carried at amortized cost and approximates its fair value.

The fair value and amortized cost of Level 2 cash equivalents and available-for-sale marketable securities as of June 30, 2025 are presented in the following table (in thousands):

June 30, 2025	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$66,704	$1	$(15)	$66,690
U.S. Notes and Bonds	70,578	39	(20)	70,597
Total marketable securities	$137,282	$40	$(35)	$137,287

The fair value of available-for-sale marketable securities by contractual maturities as of June 30, 2025 are presented in the following table (in thousands):

June 30,
2025
Due in less than one year	$118,913
Due in one to two years	18,374
Total marketable securities	$137,287

Cash and cash equivalents are comprised of Level 1 financial instruments of money market fund investments. Level 2 financial instruments are comprised of U.S. Treasury bills and U.S. Notes and Bonds. The Company's valuation technique used to measure the fair value of money market funds is derived from quoted prices in active markets for identical assets or liabilities, which is categorized as Level 1.

5.
Balance Sheet Details

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Component materials	$3,898	$4,094
Finished goods	2,102	2,843
Total	$6,000	$6,937

Property and Equipment, net

Property and equipment are comprised of the following (in thousands):

	June 30,	December 31,
	2025	2024
Furniture and fixtures	$758	$713
Computer equipment and software	391	391
Laboratory and manufacturing equipment	2,192	1,505
Leasehold improvements	817	810
Construction in progress	119	586
Total Property and Equipment	4,277	4,005
Less: accumulated depreciation and amortization	2,172	1,692
Property and Equipment, Net	$2,105	$2,313

Depreciation and amortization expense was $235,000 and $167,000 for the three months ended June 30, 2025 and 2024, respectively, and $480,000 and $318,000 for the six months ended June 30, 2025 and 2024, respectively.

Other Non-Current Assets

Other non-current assets are comprised of the following (in thousands):

	June 30,	December 31,
	2025	2024
Recorders at customer locations	$1,511	$1,288
Less: accumulated depreciation of recorders at customer locations	(949)	(822)
Recorders at customer locations, net	562	466
Recorders and related components	1,053	1,159
Deferred debt financing cost	417	346
Other non-current assets	443	217
Total non-current assets	$2,475	$2,188

Recorder depreciation expense was $89,000 and $110,000 for the three months ended June 30, 2025 and 2024, respectively, and $179,000 and $216,000 for the six months ended June 30, 2025 and 2024, respectively.

Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2025	2024
Accrued bonuses and payroll	$3,231	$4,391
Accrued commissions	2,567	3,419
Professional fees and other costs	3,116	2,114
Employee stock purchase plan liability	804	—
Other	708	128
Total	$10,426	$10,052

6.
Employee Benefit Plan

The Company offers its employees a tax-deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from payroll checks and are automatically withdrawn from the Company’s checking account and deposited into participants’ retirement accounts a few days following each payroll period. Beginning March 1, 2025, the Company provides a 50% match for employee contributions up to a certain limit. We contributed $0.3 million and none during the three months ended June 30, 2025 and 2024, respectively, and $0.5 million and none during the six months ended June 30, 2025 and 2024, respectively, to our 401(k) plan.

7.
Commitments and Contingencies

Litigation

The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal fees are expensed in the period in which they are incurred. As of June 30, 2025, and December 31, 2024, there were no litigation liabilities recorded.

8.
Leases

The Company’s ROU asset relates to its leased corporate offices and warehouse in Sunnyvale, CA. Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30,	December 31,
	2025	2024
Operating Lease
Operating lease right-of-use asset	$1,652	$2,132

Operating lease liability, current	1,146	1,088
Operating leases liability, long-term	726	1,314
Total operating lease liabilities	$1,872	$2,402
Weighted average remaining lease term (years)	1.6	2.1
Weighted average remaining discount rate	7.07%	7.24%

A summary of total lease expense and other information for the periods relating to the Company’s operating leases was as follows (in thousands):

	Three months ended June 30,		For The Six Months Ended June 30,
	2025	2024	2025	2024
Operating lease expense	$281	$218	$562	$416
Variable lease expense	71	83	169	162
Total lease expense	$352	$301	$731	$578

Total cash payments for amounts included in the measurement of lease liabilities	$302	$234	$604	$438

The Company leases office space and warehouse space under non-cancelable operating leases. As of June 30, 2025, the future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

June 30,
Operating Leases:	2025
Remainder of 2025	$612
2026	1,255
2027	107
Total undiscounted lease payments	1,974
Imputed interest	(102)
Net lease liabilities	$1,872

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

Upon execution of the VLSA, the Company drew down the entire first tranche of $20.0 million in principal (“Term Loan”), including $6.0 million from SVB (“SVB Loan”) and $14.0 million from Horizon (“Horizon Loan”) and utilized a portion of the proceeds to repay the remaining principal on the 2020 Loan. Subject to the VLSA terms, the Company is entitled to receive up to $30.0 million (“Outstanding Commitment”) in three additional tranches of $10.0 million each. Each lender’s obligation to lend its undisbursed portion of the Outstanding Commitment to the Company shall terminate if, in such Lender’s sole good faith discretion, there has been a material adverse change in the results of operations or financial condition of the Company, whether or not arising from transactions in the ordinary course of business, or there has been any material adverse deviation by the Company from the business plan of the Company presented to any Lender. No material adverse changes have been identified as of June 30, 2025. In each of the three additional tranches, $3.0 million is allocated to SVB, and $7.0 million is allocated to Horizon. Any amounts drawn under the Outstanding Commitment are subject to the same terms and conditions as the SVB Loan and Horizon Loan.

The Term Loan is payable to the Lenders in twelve equal monthly installments between April 1, 2028 (“Amortization Date”) and March 1, 2029 (“Maturity Date”) subject to certain prepayment fees in accordance with the VLSA.

The SVB Loan carries a variable per-annum interest rate at the Prime Rate (as published in the Wall Street Journal), subject to the floor of 6.00%. The Horizon Loan carries a variable per-annum interest rate at the Prime Rate plus 2.75%, subject to the floor of 9.25%. The Company is also required to pay end-of-term fees of 4.0% per tranche drawn on the Maturity Date or upon repayment of the amounts due to the Lenders under the VLSA. The Company is required to pay additional commitment fees of $0.03 million upon funding of each additional tranche.

Upon execution of the VLSA, the Company paid to the Lenders $0.2 million and issued warrants to purchase 41,345 shares of the Company’s Series C-1 Preferred Stock at a price of $11.49 per share (“Initial Warrants”). The fair value of the Initial Warrants was determined to be approximately $0.3 million. If the Company draws down any amounts of the Outstanding Commitment, it will be required to issue additional warrants exercisable for shares of the Company’s most senior Preferred Stock with the aggregate exercise price of $0.2 million per tranche (“Additional Warrants”). The exercise price of the Additional Warrants will be $11.49 per share, subject to a down-round adjustment. See Note 10 for a discussion of the Initial Warrants.

The VLSA was treated as a loan syndication, and the SVB Loan was determined to be a new loan. The issuance of the Horizon Loan was accounted for as a modification of the outstanding term loan. The Company utilized the proceeds from the Horizon Loan to repay the outstanding principal of $11.3 million and end-of-term fees of $0.8 million under the existing term loan due to Horizon.

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

The Revolving Facility carries a variable per-annum interest rate at the Prime Rate plus 0.25%, subject to the floor of 6.00%, and includes additional fees of $0.3 million that are payable regardless of whether any amounts are drawn. The Revolving Facility matures on February 6, 2026. Any borrowings under the Revolving Facility are subordinate to the VLSA.

The Company allocated the issuance costs under the LSA and VLSA as follows: (1) $0.5 million to the Term Loan liability representing the initial lender fees and the fair value of the Initial Warrants to be recognized as interest expense through the Maturity Date, (2) $0.3 million to the deferred debt financing cost asset to be recognized as interest expense through the Maturity Date and to be reclassified to the Term Loan liability upon draws or expiration of the tranches, and (3) $0.1 million to the Revolving Facility deferred debt financing cost asset to be recognized as interest expense over the availability period of two years. The end-of-term fee is being accreted and the debt issuance costs are being amortized over the term of the notes using the effective interest method. The effective interest rate is 9.5%, inclusive of the end-of-term fee and debt issuance as of June 30, 2025.

The LSA and VLSA have interrelated provisions and financial covenants based on net indebtedness and certain revenue-based ratios. Upon an event of default, the interest on the Term Loan and Revolving facility may be increased by 5.0%. The Term Loan also includes a late payment fee of 6.0% of the amount not paid when due.

As of June 30, 2025, the Company was in compliance with debt covenants under the LSA and VLSA. No amounts were drawn under the Outstanding Commitment and Revolving Facility through June 30, 2025.

Notes payable consists of the following (in thousands):

	June 30,	December 31,
	2025	2024
Principal of notes payable	$20,000	$20,000
End of term fee accretion	180	113
Unamortized debt issuance costs	(499)	(555)
Carrying value of Notes Payable	$19,681	$19,558

Collateral for the VLSA consists of a security interest in all assets of the Company, excluding intellectual property.

10.
Warrants

Effective February 6, 2024, the Company, Horizon, and SVB entered into a $60.0 million financing commitment, consisting of a $50.0 million term loan commitment and a $10.0 million revolving line of credit. Warrants representing the right to purchase 41,345 shares of Series C-1 redeemable convertible preferred stock at a price of $11.49 per share were issued upon closing. See Note 9 for a discussion of the financing commitment. All warrants are currently exercisable, in whole or in part, and expire in 2030, 2032, and 2034. To the extent the warrants are not previously exercised, and if the fair market value of one share is greater than the exercise price under the warrants then in effect, the warrants shall be deemed automatically exercised immediately before expiration.

	Common Stock	Common Stock	Total warrants
Balance December 31, 2024	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

Warrants issued	—	—	—
Balance June 30, 2025	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

The warrants are included in Additional paid-in capital as of June 30, 2025, and December 31, 2024.

Immediately prior to the closing of the Company’s IPO on October 15, 2024, all warrants exercisable for redeemable convertible preferred stock converted into warrants exercisable for common stock and reclassified from long-term liabilities to equity. The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a change in fair value as a component of non-operating income or expense in the Statements of Operations and Comprehensive Loss. The change in the value of the warrant liability for the six months ended June 30, 2024, is summarized in the following table (in thousands).

Balance December 31, 2023	$334
Issuance of warrants	304
Changes in fair value of warrants	244
Balance June 30, 2024	$882

11.
Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock as of both June 30, 2025, and December 31, 2024.

The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of redeemable convertible preferred stock outstanding. As of June 30, 2025, no dividends had been declared.

As of June 30, 2025, and December 31, 2024, the Company had reserved common stock for future issuance as follows:

	June 30,	December 31,
	2025	2024
Conversion of outstanding warrants	102,299	102,299
Outstanding options	4,907,780	5,708,070
Outstanding RSUs	1,328,240	335,511
Shares reserved for future issuance under the Company's equity plans	5,625,849	3,964,620
Total	11,964,168	10,110,500

Stock Incentive Plan

Activity under the 2014 Stock Incentive Plan (the “2014 Plan”), 2024 Equity Incentive Plan (the “2024 EIP”), and 2024 Incentive Award Plan (the “2024 Plan”) is as follows:

			Weighted average	Aggregate
	Number of	Weighted average	remaining contractual	intrinsic value
	options	exercise price	life (years)	(thousands)
Balance at December 31, 2024	5,708,070	$6.60	7.71	110,063
Options granted	539,450	18.88
Options exercised	(738,385)	3.80
Options forfeited	(601,355)	9.24
Balance at June 30, 2025	4,907,780	8.01	7.49	52,910
Shares outstanding, vested, and expected to vest at June 30, 2025	4,907,780	8.01	7.49	52,910
Shares exercisable at June 30, 2025	2,746,341	$4.93	6.44	37,912

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2025 and 2024 was $10.47 and $5.92 per share, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2025 and 2024 was $9.5 million and $0.7 million, respectively.

Restricted Stock Unit activity under the plans is as follows:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2024	335,511	$23.53
Granted	1,202,047	18.87
Vested	(60,683)	24.55
Cancelled	(148,635)	19.41
Unvested at June 30, 2025	1,328,240	19.83

The total fair value of shares vested during the six months ended June 30, 2025 was $1.5 million. No restricted stock units were granted or vested during six months ended June 30, 2024.

Stock-Based Compensation

As of June 30, 2025, the aggregate unrecognized compensation costs related to outstanding unvested options and RSUs under the 2014 Plan, 2024 EIP, and 2024 Plan was $38.8 million. The Company expects to recognize those costs over a weighted average period of 3.2 years.

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

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2025 and 2024:

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Expected term (in years)	5.0	5.2	5.0	5.2
Expected volatility	61.0%	73.6%	61.1%	73.6%
Risk-free interest rate	3.9%	4.6%	3.9%	4.5%
Dividend yield	—	—	—	—

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

The Company’s total stock-based compensation expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Cost of revenue	$102	$—	$127	$—
Research and development	564	153	937	289
Sales and marketing	1,203	235	1,980	442
General and administrative	1,298	688	2,471	1,102
Total stock-based compensation expense	$3,167	$1,076	$5,515	$1,833

Stock-based compensation expense does not include the impact of estimated forfeitures. Forfeitures are taken as a reduction in expense in the period in which they occur. No compensation cost is recorded for awards that do not vest. Option awards included performance-based awards which are subject to the achievement of performance goals. For options subject to performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved. These performance-based awards represent 40,854 and 118,999 of option awards outstanding as of June 30, 2025 and December 31, 2024, respectively and stock-based compensation related to performance-based awards was not material. Total stock-based compensation expense includes non-employee stock-based compensation of $0.3 million and $0.04 million for the three months ended June 30, 2025 and 2024, respectively, and $0.7 million and $0.07 million for the six months ended June 30, 2025 and 2024, respectively.

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

As of June 30, 2025, 810,195 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(13,643)	$(8,941)	$(26,420)	$(17,462)
Weighted-average shares outstanding, basic and diluted	36,294	5,560	36,088	5,507
Net loss per share, basic and diluted	$(0.38)	$(1.61)	$(0.73)	$(3.17)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three months ended June 30,		Six months ended June 30,
	2025	2024	2025	2024
Redeemable convertible preferred stock	—	17,818	—	17,818
Warrants	102	102	102	102
Equity plan stock options outstanding	4,908	5,087	4,908	5,087
Restricted stock units	1,328	—	1,328	—
Shares committed under ESPP	35	—	35	—
Total	6,373	23,007	6,373	23,007

13.
Income Taxes

The Company had an effective tax rate of 0.0% for each of the three and six months ended June 30, 2025 and 2024. The Company continues to incur operating losses.

During the three and six months ended June 30, 2025 and 2024, the Company has evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and has determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The Company is currently assessing the implications of these tax law changes and an estimate of the financial impact cannot be made at this time. Since the OBBB Act was enacted subsequent to the Company’s balance sheet date, the Company’s tax provision for the three and six months ended June 30, 2025, does not incorporate the effects of these tax law changes.

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

We are initially focused on becoming the standard of care for the detection and management of seizures in the acute care setting, where the technological and operational limitations of conventional EEG systems have contributed to significant delays in seizure diagnosis and suboptimal patient care and clinical outcomes, as well as a high economic burden for hospitals and the healthcare system. By making EEG more accessible and enabling continuous monitoring through the power of AI, the Ceribell System enables clinicians to more rapidly and accurately diagnose and manage patients at risk of seizure in the acute care setting, resulting in improved patient outcomes and hospital and payer economics. As of June 30, 2025, the Ceribell System has been adopted by more than 550 active accounts, ranging from top academic centers to small community hospitals, and has been used to care for over 200,000 patients. For information regarding how patient care and clinical outcomes are measured, see “Business—Market Overview—Challenges of Managing Seizures in the Acute Care Setting” in our Annual Report on Form 10-K.

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

As of June 30, 2025, we had an accumulated deficit of $193.4 million. To date, we have funded our operations primarily through proceeds from the sale of shares of our stock, including common stock and redeemable convertible preferred stock, term loan proceeds, and cash generated from the sale of headbands and subscriptions. As of June 30, 2025, we had $177.4 million in cash and cash equivalents and marketable securities. Based on our current operating plan, we believe that the net proceeds from our IPO, together with the expected cash generated from revenue transactions with customers and our existing cash and cash equivalents, will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

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

Our Business Model

Key Factors Affecting Our Results of Operations and Performance

We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. These factors include:

•
Adoption of the Ceribell System in new accounts. As of June 30, 2025, we had over 550 active accounts. We define active accounts as those with an active subscription or recent headband usage, which is typically considered to have occurred during the previous six months. When determining the number of active accounts, we do not count a care facility (such as a hospital) as more than one account, even though the facility may have both an ED and an ICU using the Ceribell System. The headbands used as part of the Ceribell System are designed to be used only once by a single patient, so an active account is expected to purchase multiple headbands to be used as part of the Ceribell System. There are approximately 6,000 acute care facilities in the United States that we believe could benefit from our system. We believe that any facility with either an ICU or ED, or both, has patients who could benefit from the Ceribell System, because the patients arriving at such facilities may experience seizures triggered by the conditions leading them to seek acute medical care. We have initially targeted a subset of these acute care facilities through our commercial organization, prioritizing certain facilities based on factors such as geographic characteristics and sales potential. Over time, we expect to target additional acute care facilities as we grow our sales. To penetrate these hospitals, we continue to increase the size of our commercial organization. This team comprises TMs and CAMs, who are responsible for new account acquisition by engaging with key decision makers to educate them about the value proposition of the Ceribell System. As we seek to increase our account base, we expect that our revenue will increase due to increased utilization of the headbands and therefore increased product revenue, as well as new Clarity subscribers and increased subscription revenue. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth and our costs incurred in anticipation of such growth.
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

Gross Profit and Gross Margin

Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors that may cause gross margins to fluctuate. These include the product mix between product and subscription revenues, potential changes to sales prices, the timing of our acquisition of new customers, renewals of and follow-on sales to existing customers, costs associated with third-party hosting fees, costs associated with third party manufacturing and supply chain purchases of inventory, and other direct costs such as tariffs and shipping. We expect our product inventory, currently located within the United States, to enable sufficient supply of finished goods through at least the end of 2025. We do not expect any material impact to our financial results from incremental tariffs until at least the fourth quarter of 2025. Our gross margin may fluctuate from period to period, based upon the factors described above and in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024

The following tables set forth our results of operations for the periods presented (in thousands) and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue
Product revenue	$15,923	$11,576	$4,347	38%
Subscription revenue	5,276	3,739	1,537	41%
Total revenue	21,199	15,315	5,884	38%
Cost of revenue
Product cost of goods sold	2,351	2,033	318	16%
Subscription cost of revenue	166	123	43	35%
Total cost of revenue	2,517	2,156	361	17%
Gross profit	18,682	13,159	5,523	42%
Operating expenses:
Research and development	4,852	3,270	1,582	48%
Sales and marketing	17,422	10,712	6,710	63%
General and administrative	11,360	7,612	3,748	49%
Total operating expenses	33,634	21,594	12,040	56%
Loss from operations	(14,952)	(8,435)	(6,517)	77%
Interest and other income (expense), net	1,309	(506)	1,815	NM*

Loss before provision for income taxes	(13,643)	(8,941)	(4,702)	53%
Provision for income taxes	—	—	—	—

Net loss	$(13,643)	$(8,941)	$(4,702)	53%

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Revenue
Product revenue	$31,531	$22,611	$8,920	39%
Subscription revenue	10,159	7,104	3,055	43%
Total revenue	41,690	29,715	11,975	40%
Cost of revenue
Product cost of goods sold	4,711	3,977	734	18%
Subscription cost of revenue	290	237	53	22%
Total cost of revenue	5,001	4,214	787	19%
Gross profit	36,689	25,501	11,188	44%
Operating expenses:
Research and development	9,098	6,254	2,844	45%
Sales and marketing	35,455	21,288	14,167	67%
General and administrative	21,295	14,847	6,448	43%
Total operating expenses	65,848	42,389	23,459	55%
Loss from operations	(29,159)	(16,888)	(12,271)	73%
Interest and other income (expense), net	2,739	(574)	3,313	NM*

Loss before provision for income taxes	(26,420)	(17,462)	(8,958)	51%
Provision for income taxes	—	—	—	0%

Net loss	$(26,420)	$(17,462)	$(8,958)	51%

* Not Meaningful

Comparison of the Three and Six Months Ended June 30, 2025 and 2024

Revenue

Product revenue for the three and six months ended June 30, 2025, increased $4.3 million and $8.9 million, or 38% and 39%, respectively, compared to the same periods of fiscal year 2024. Product revenue growth is primarily driven by the addition of new customers and an increase in utilization of headbands and resulting headband sales, driven by continued customer education that resulted in increased awareness and adoption of our products.

Subscription revenue for the three and six months ended June 30, 2025, increased $1.5 million and $3.1 million, or 41% and 43%, respectively, compared to the same periods of fiscal year 2024. Subscription revenue growth is primarily driven by an increase in adoption of subscriptions.

Cost of Revenue

Product cost of revenue for the three and six months ended June 30, 2025, increased $0.3 million and $0.7 million, or 16% and 18%, respectively, compared to the same periods of fiscal year 2024. The increase in cost of goods sold for products was primarily due to an increase in headband sales to new and existing active accounts, partially offset by a decrease in the cost of goods sold per unit, as non-variable costs are allocated among a larger number of units.

Subscription cost of revenue for three and six months ended June 30, 2025, increased $0.04 million and $0.05 million, or 35% and 22%, respectively, compared to the same periods of fiscal year 2024. The increase in subscription cost of revenue was primarily due to increased hosting costs for new active accounts for subscriptions and incremental recorder depreciation associated with new subscriptions.

Gross Profit (in thousands) and Gross Margin

	Three Months Ended June 30,
	2025	2024	$ Change	% Change
Gross profit	$18,682	$13,159	$5,523	42%
Gross margin	88%	86%		2%
Product gross profit	13,572	9,543	4,029	42%
Product gross margin	85%	82%		3%
Subscription gross profit	5,110	3,616	1,494	41%
Subscription gross margin	97%	97%		—

	Six Months Ended June 30,
	2025	2024	$ Change	% Change
Gross profit	$36,689	$25,501	$11,188	44%
Gross margin	88%	86%		2%
Product gross profit	26,820	18,634	8,186	44%
Product gross margin	85%	82%		3%
Subscription gross profit	9,869	6,867	3,002	44%
Subscription gross margin	97%	97%		—

Gross profit for the three and six months ended June 30, 2025 increased $5.5 million and $11.2 million, or 42% and 44%, respectively, compared to the same period of fiscal year 2024. The increase is primarily due to increased revenue and decreased cost of goods sold per unit, as non-variable costs are allocated among a larger number of units.

Operating Expenses

Research and Development Expenses

Research and development expenses for the increased $1.6 million, or 48%, for the three months ended June 30, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase of $1.1 million in personnel and related expenses directly associated with an increase in headcount, as well as an increase of $0.6 million in clinical study and professional expenses.

Research and development expenses for the increased $2.8 million, or 45%, for the six months ended June 30, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase of $1.7 million in personnel and related expenses directly associated with an increase in headcount, as well as an increase of $1.1 million in clinical study and professional expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased $6.7 million, or 63%, for the three months ended June 30, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase in personnel and related expenses directly associated with an increase in headcount.

Sales and marketing expenses increased $14.2 million, or 67%, for the six months ended June 30, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase in personnel and related expenses directly associated with an increase in headcount.

General and Administrative Expenses

General and administrative expenses increased $3.7 million, or 49%, for the three months ended June 30, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase of $1.7 million in personnel and related expenses directly associated with an increase in headcount, as well as an increase of $1.8 million in legal, accounting, and professional service fees related to our transition to a public company and costs associated with intellectual property enforcement activities, including a new patent infringement claim initiated during the quarter.

General and administrative expenses increased $6.4 million, or 43%, for the six months ended June 30, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase of $3.6 million in personnel and related expenses directly associated with an increase in headcount, as well as an increase of $2.4 million in legal, accounting, and professional service fees related to our transition to a public company and costs associated with intellectual property enforcement activities, including a new patent infringement claim initiated during the quarter.

Interest and Other Income (Expense), net

Interest and other income (expense), net increased $1.8 million for the three months ended June 30, 2025, compared to the same period for fiscal year 2024. The increase in interest income was primarily due to higher balances of cash equivalents and marketable securities, resulting from the investment of IPO proceeds.

Interest and other income (expense), net increased $3.3 million for the six months ended June 30, 2025, compared to the same period for fiscal year 2024. The increase in interest income was primarily due to higher balances of cash equivalents and marketable securities, resulting from the investment of IPO proceeds.

Cash Flows

The following table shows a summary of our cash flows for each of the periods presented (in thousands):

	Six Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(18,936)	$(16,526)
Net cash used in investing activities	$(137,301)	$(1,288)
Net cash provided by financing activities	$2,008	$7,676

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2025, consisted primarily of our net loss of $26.4 million, offset by non-cash charges of stock-based compensation of $5.5 million, and depreciation and amortization of $0.7 million. Additionally we had a net decrease in operating assets of $0.2 million and a net increase in operating liabilities of $1.4 million. Net operating assets decreased due to decreases in prepaid expenses and inventory due to lower inventory purchases in the six months ended June 30, 2025. Net operating liabilities decreased primarily due to timing of payments.

Net cash used in operating activities during the six months ended June 30, 2024, consisted primarily of our net loss of $17.5 million, non-cash charges of stock-based compensation of $1.8 million, and a net decrease in operating liabilities of $1.0 million. Net operating liabilities decreased primarily due to timing of payments.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2025 and 2024 was $137.3 million and $1.3 million, respectively, and consisted of purchases of marketable securities during the six months ended June 30, 2025, and purchases of equipment and recorders provided to customers for both periods.

Financing Activities

Net cash provided in financing activities during the six months ended June 30, 2025, consisted of proceeds from the exercise of options, and offset by debt issuance costs.

Net cash provided in financing activities during the six months ended June 30, 2024, consisted primarily of $0.6 million in proceeds from the exercise of options, $0.5 million in payments of deferred initial public offering costs, and $7.6 million in net proceeds from debt issuance.

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

Sources of Liquidity

As of June 30, 2025, our principal sources of liquidity consisted of $177.4 million of cash and cash equivalents and marketable securities and $20.0 million of term loans.

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

Contractual Obligations and Commitments

Our contractual obligations at June 30, 2025 include:

Debt — Principal payments required on long-term debt outstanding at June 30, 2025, was $20.0 million. Please refer to the section titled “Liquidity” in Note 1 for a discussion of changes in commitments.

Operating leases — As of June 30, 2025, estimated contractual obligations for operating lease payments were $2.0 million due within 19 months.

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

Information about our significant accounting policies and how estimates are involved in the preparation of our financial statements are described in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. There have been no material changes to our significant accounting policies and estimates during the six months ended June 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2025 by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 7, 2025, we filed patent infringement complaints against Natus Medical Incorporated and related subsidiaries (“Natus”) with the U.S. International Trade Commission (“USITC”) and the U.S. District Court for the District of Delaware (the “District Court”), alleging that Natus is infringing on six patents owned by us related to important features of the Ceribell EEG headband and electrode design, and that Natus is engaging in unfair competition. We have requested that the USITC investigate these claims and issue an exclusion order to bar the importation of any infringing Natus products into the United States. We have also requested an award of damages in the District Court sufficient to compensate us for the alleged infringement, as well as other costs and expenses in this action.

We may become involved in other various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together, materially and adversely affect our business, financial condition, or results of operations. Involvement in legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of legal expenses and settlement costs, diversion of management attention, and resources and other factors.

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

We were founded in 2014 and began selling Ceribell headbands, recorder, and portal in 2018. Since our formation in 2014, we have achieved several key operational milestones that we believe position us for continued growth and success, including our receipt of 510(k) clearance from the FDA for our recorder and headband in 2017, our first commercial sales in 2018, our receipt of 510(k) clearance from the FDA for an early version of Clarity in 2019, growing to over 280 employees in 2025. Accordingly, we have a limited operating history, which makes evaluation of our future prospects difficult. In that time, we have had periods of significant growth in revenue and employees, which have required us to scale the size of our organization as our business has rapidly changed. Any growth that we experience in the future will require us to further expand our sales and marketing and research and development personnel (including those with software and hardware expertise), our manufacturing operations, and our general and administrative infrastructure. While our quarterly revenues have generally increased each quarter since our commercial launch, our results of operations have fluctuated in the past, and our future quarterly and annual results of operations may fluctuate as we focus on increasing the demand for our products. We may need to make business decisions that could adversely affect our results of operations and prospects, such as modifications to our pricing and reimbursement strategy, business structure, or operations.

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

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the fiscal quarter ended June 30, 2025, we incurred a net loss of $13.6 million. As of June 30, 2025, we had an accumulated deficit of $193.4 million. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to achieve or maintain profitability, and our business, financial condition, results of operations, and prospects will be harmed. Since inception, we have spent significant amounts to develop the Ceribell System and related algorithms, to fund clinical studies, to develop and build our manufacturing capacities, to scale our commercial operations, and to recruit and retain key talent.

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

Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

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

Third parties, including our competitors, may currently, or in the future, infringe, misappropriate, or otherwise violate our issued patents or other intellectual property rights, and we may file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming, and unsuccessful. We regularly monitor for unauthorized use of our intellectual property rights and, from time to time, analyze whether to seek to enforce our rights against potential infringement, misappropriation, or violation of our intellectual property rights. However, the steps we have taken, and are taking, to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation, or violation of our intellectual property rights. In certain circumstances it may not be practicable or cost-effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Our ability to enforce our patent or other intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products, services, or technologies. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product, services, or technologies. Thus, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products, services, and technologies. We are currently involved in litigation to protect or enforce our intellectual property rights, and we may initiate or become subject to additional litigation in the future. Litigation is inherently uncertain, may result in counterclaims or challenges to the validity of our patents, and can be costly and time-consuming. An adverse result in any litigation proceeding could harm our business. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from manufacturing, commercializing, using or importing the product, service, offering or technology at issue on grounds that our intellectual property rights do not cover, and the other party is not infringing, violating or otherwise misappropriating our intellectual property, through the manufacture, commercialization, use or importation of the product, service, offering or technology in question. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate, or otherwise violate their intellectual property rights. If we initiate legal proceedings against a third party to enforce a patent covering a product, service, offering or technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from USPTO, or made a misleading statement, during prosecution. Mechanisms for such challenges include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). In a patent or other intellectual property proceeding, a court may decide that a patent or other intellectual property right of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims or other intellectual property narrowly or refuse to stop the other party from manufacturing, commercializing, using or importing the product, service, offering, or technology at issue on the grounds that our patents or other intellectual property do not cover the manufacture, commercialization, use, or importation of the product, service, offering, or technology in question. Furthermore, even if our patents or other intellectual property rights are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation or administrative proceeding could put one or more of our patents or other intellectual property rights at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business, financial condition, results of operations and prospects. Moreover, even if we are successful in any litigation, we may incur significant expense in connection with such proceedings, and the amount of any monetary damages may be inadequate to compensate us for damage as a result of the infringement and the proceedings.

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

The “brain stethoscope” EEG sonification technology, which processes data and turns it into sound, that is used in the Ceribell System is protected by intellectual property rights that we in-license from Stanford University. See the section titled “Business—Stanford Agreement” in our Annual Report on Form 10-K. During the quarter ended June 30, 2025, we exercised our option to extend exclusivity under certain licensed patent rights owned or controlled by Stanford University through the expiration date of the last-to-expire licensed patent. While we believe this extension strengthens our intellectual property position, there can be no assurance that such exclusivity will be effective in all jurisdictions or that the underlying patents will not be challenged. Our rights to use such intellectual property rights in our business are also subject to the continuation of and our compliance with the terms of the license agreements between us and each of our licensors. In addition, the agreements under which we in-license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations and prospects. Moreover, if disputes over intellectual property that we have in-licensed, or in-license in the future, prevent, or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. This challenge will continue to increase as we expand our operations globally. Changes in tax laws, issuance of new tax rulings or changes in interpretations of existing laws could cause us to be subject to additional income-based taxes and non-income-based taxes, including payroll, sales, use, value-added, digital, net worth, property and goods and services taxes, which in turn could adversely affect our results of operations and financial condition. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and it may enact further limitations on the deductibility of business interest. For example, on August 16, 2022, the Inflation Reduction Act (the “IRA”) was signed into law in the U.S. Among other changes, the IRA, along with subsequent regulations, imposes a minimum tax on certain corporations with book income of at least $1 billion, subject to certain adjustments, and a 1% excise tax on certain stock buybacks and similar corporate actions. Furthermore, on July 4, 2025, the OBBB Act was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027, including changes to the treatment of research and development expenses under Section 174 of the Internal Revenue Code of 1986, as amended, modifications to the global intangible low-taxed income regime, new minimum or book-based taxes, and limitations on interest deductibility.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

Name	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Josef Parvizi, M.D., Ph.D. Director, Chief Medical Advisor, and Co-Founder	Adopt	May 22, 2025	X		180,000	April 30, 2026
Josef Parvizi, M.D., Ph.D. Director, Chief Medical Advisor, and Co-Founder	Terminate(1)	June 25, 2025	X		180,000	April 30, 2026
Raymond Woo, Ph.D. Chief Technology Officer	Adopt	May 28, 2025	X		120,008	May 19, 2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1)Dr. Parvizi's trading plan, originally adopted on May 22, 2025, was terminated on June 25, 2025 due to a clerical error in the drafting of the plan. No trades were executed under the plan prior to its termination.

Item 6. Exhibits.

		Incorporated by reference
Exhibit Number	Description	Form	Dated	Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/15/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	10/15/2024	3.2
4.1	Form of Common Stock Certificate.	S-1/A	9/19/2024	4.01
10.1†	Amendment No. 4 to the Exclusive (Equity) Agreement effective June 15, 2015, by and between the Board of Trustees of the Leland	8-K	6/20/2025	10.1

Stanford Junior University and Ceribell, Inc., dated June 12, 2025.
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

CERIBELL, INC.

Date: August 5, 2025	By:	/s/ Xingjuan (Jane) Chao, Ph.D.
Xingjuan (Jane) Chao, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 5, 2025	By:	/s/ Scott Blumberg
Scott Blumberg
Chief Financial Officer
(Principal Financial Officer)