Form 10-Q
period 2025-09-30
Ceribell, Inc.
filed 2025-11-04
CIK 1861107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 31, 2025, the registrant had 37,095,690 shares of common stock, $0.001 par value per share, outstanding.

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
•
our expectations regarding the time during which we will be an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”);
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

The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Quarterly Report on Form 10-Q to reflect events or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our

ii

forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CeriBell, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$23,739	$194,370
Marketable securities	144,803	—
Accounts receivable, net	12,234	10,878
Inventory	6,024	6,937
Contract costs, current	2,147	1,837
Prepaid expenses and other current assets	2,859	3,250
Total current assets	191,806	217,272
Property and equipment, net	2,055	2,313
Operating lease right-of-use assets	1,405	2,132
Contract costs, long-term	1,823	1,507
Other non-current assets	2,436	2,188
Total assets	$199,525	$225,412
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,182	$1,143
Accrued liabilities	10,907	10,052
Contract liabilities, current	136	97
Operating lease liability, current	1,177	1,088
Other current liabilities	766	609
Total current liabilities	15,168	12,989
Long-term liabilities
Notes payable, long-term	19,745	19,558
Contract liabilities, long-term	3	30
Other liabilities, long-term	106	356
Operating lease liability, long-term	422	1,314
Total long-term liabilities	20,276	21,258
Total liabilities	$35,444	$34,247
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value;
Authorized shares: 10,000,000 as of both September 30, 2025 and December 31, 2024
Issued and outstanding shares: none as of both September 30, 2025 and December 31, 2024	—	—
Common stock, $0.001 par value;
Authorized shares: 500,000,000 as of both September 30, 2025 and December 31, 2024
Issued and outstanding shares: 37,048,397 and 35,850,606 as of September 30, 2025 and December 31, 2024, respectively	38	36
Additional paid-in capital	370,733	358,073
Accumulated other comprehensive income	139	—
Accumulated deficit	(206,829)	(166,944)
Total stockholders’ equity	164,081	191,165
Total liabilities and stockholders’ equity	$199,525	$225,412

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Revenue
Product revenue	$17,020	$13,321	$48,551	$35,932
Subscription revenue	5,569	3,874	15,728	10,978
Total revenue	22,589	17,195	64,279	46,910
Cost of revenue
Product cost of goods sold	2,461	2,096	7,172	6,073
Subscription cost of revenue	186	88	476	325
Total cost of revenue	2,647	2,184	7,648	6,398
Gross profit	19,942	15,011	56,631	40,512
Operating expenses
Research and development	4,983	3,395	14,081	9,649
Sales and marketing	18,569	12,524	54,024	33,812
General and administrative	11,037	9,029	32,332	23,876
Total operating expenses	34,589	24,948	100,437	67,337
Loss from operations	(14,647)	(9,937)	(43,806)	(26,825)
Interest expense	(480)	(530)	(1,428)	(1,493)
Change in fair value of warrant liability	—	(173)	—	(417)
Other income, net	1,662	223	5,349	856
Loss, before provision for income taxes	(13,465)	(10,417)	(39,885)	(27,879)
Provision for income tax expense	—	—	—	—
Net loss	$(13,465)	$(10,417)	$(39,885)	$(27,879)
Net loss per share attributable to common stockholders:
Basic and diluted	(0.37)	(1.85)	(1.10)	(5.02)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	36,806,918	5,634,583	36,326,792	5,549,570
Other comprehensive loss
Unrealized gain on marketable securities	$134	$—	$139	$—
Comprehensive loss	$(13,331)	$(10,417)	$(39,746)	$(27,879)

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2024	35,850,606	36	$358,073	$—	$(166,944)	$191,165
Issuance of restricted stock awards	12,468	—	—	—	—	—
Shares withheld for taxes	(4,303)	—	(100)	—	—	(100)
Issuance of common stock pursuant to stock option exercises	38,291	—	251	—	—	251
Stock-based compensation	—	—	2,348	—	—	2,348
Net loss	—	—	—	—	(12,777)	(12,777)
Other comprehensive loss	—	—	—	(6)	—	(6)
Balance March 31, 2025	35,897,062	36	$360,572	$(6)	$(179,721)	$180,881
Issuance of restricted stock awards	48,215	—	—	—	—	—
Tax withholding related to settlement or vesting of equity awards	—	—	(268)	—	—	(268)
Issuance of common stock pursuant to stock option exercises	654,386	1	2,006	—	—	2,007
Stock-based compensation	—	—	3,167	—	—	3,167
Net loss	—	—	—	—	(13,643)	(13,643)
Other comprehensive income	—	—	—	11	—	11
Balance June 30, 2025	36,599,663	37	$365,477	$5	$(193,364)	$172,155
Issuance of restricted stock awards	60,927	—	—	—	—	0
Tax withholding related to settlement or vesting of equity awards	(5,445)	—	(63)	—	—	(63)
Issuance of common stock	393,252	1	1,970	—	—	1,971
Stock-based compensation	—	—	3,349	—	—	3,349
Net loss	—	—	—	—	(13,465)	(13,465)
Other comprehensive income	—	—	—	134	—	134
Balance September 30, 2025	37,048,397	38	$370,733	$139	$(206,829)	$164,081

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

CeriBell, Inc.

Condensed Statements of Cash Flows

(in thousands)
(unaudited)

	Nine months ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(39,885)	$(27,879)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,050	777
Non-cash lease expense	(76)	51
Stock-based compensation expense	8,864	3,209
Amortization of debt discount and accretion of premium on term loans	308	289
Accretion (amortization) of discount and premium on marketable securities	(1,389)	—
Change in fair value of warrant liability	—	417
Loss on disposal of property and equipment and recorders	79	82
Changes in operating assets and liabilities:
Accounts receivable, net	(1,356)	(2,018)
Inventory	913	(1,041)
Prepaid expenses and other current assets	391	(137)
Contract costs	(627)	(298)
Other non-current assets	(221)	(65)
Accounts payable	1,156	1,153
Accrued liabilities and other current liabilities	748	504
Contract liabilities	11	(112)
Net cash used in operating activities	(30,034)	(25,068)
Cash flows from investing activities
Purchases of recorders and related components	(382)	(122)
Purchases of property and equipment	(588)	(983)
Purchases of marketable securities	(188,775)	—
Proceeds from maturities of marketable securities	45,500	—
Net cash used in investing activities	(144,245)	(1,105)
Cash flows from financing activities
Proceeds related to employee stock plans	3,798	940
Proceeds from debt issuance	—	7,905
Debt issuance cost	(150)	(304)
Payment of deferred IPO offering costs	—	(2,753)
Net cash provided by financing activities	3,648	5,788
Net decrease in cash and cash equivalents	(170,631)	(20,385)
Cash and cash equivalents, beginning of period	194,370	34,495
Cash and cash equivalents, end of period	$23,739	$14,110
Supplemental disclosure of cash flow information
Cash paid for interest	$1,430	$1,194
Right-of-use asset obtained in exchange for operating lease obligation	—	778
Property and equipment included in accounts payable and accrued liabilities	27	178
Recorder components included in accounts payable and accrued liabilities	40	61
Unpaid deferred IPO offering costs included in accounts payable and accrued liabilities	—	1,142

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

Liquidity

As of September 30, 2025, the Company’s principal sources of liquidity consisted of $168.5 million of cash and cash equivalents and marketable securities.

The Company has incurred operating losses and negative cash flows from operations since its inception. On September 30, 2025, the Company had an accumulated deficit of $206.8 million. Such losses primarily resulted from the costs incurred in the development and sales and marketing of the Company’s products and building the Company’s organization. The Company expects to incur losses in the near term as it continues to focus on the development and promotion of new and existing products and expand its corporate infrastructure, including the costs associated with being a public company.

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

The Company utilizes contract manufacturers in China and Vietnam to supply key sub-assemblies for its primary products. In addition, political instability or the deterioration of trade relations between the United States and either of these countries could adversely impact the Company’s business.

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

The unaudited interim financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of September 30, 2025, and the results of its operations for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The condensed balance sheet at September 30, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

The Company’s accounts receivables are derived solely from product and subscription sales to customers located in the United States. The Company performs periodic evaluations of its customers’ financial condition and generally requires no collateral from its customers. Credit losses historically have not been significant. No customers comprised 10% of the Company revenue for the three and nine months ended September 30, 2025 and 2024. No customers comprised 10% of the Company's accounts receivable balance as of September 30, 2025, or December 31, 2024.

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

In accordance with the “Segment Reporting” Topic of the Account Standard Codification (“ASC”), the Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The Company's measure of segment profit or loss is loss from operations. The CODM utilizes the Company's financial information such as loss from operations derived from revenues and operating expenses included in the Company forecast, performance metrics, and budget versus actual analyses on an aggregate basis for purposes of evaluating financial performance and how to best allocate resources across functions when developing and reviewing the annual budget to achieve the Company's long term objectives. Significant expenses within loss from operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s Statements of Operations and Comprehensive Loss. The measure of segment assets is reported on the Balance Sheets as total assets. Since the Company operates in one segment, all accounting policies and financial information required by “Segment Reporting” can be found in the summary of significant accounting policies, the revenue footnote, and the accompanying financial statements, as well as the annual financial statements. All of the Company’s revenue was in the United States for the three and nine months ended September 30, 2025 and 2024. Long-lived assets held outside of the United States were $1.0 million and $0.9 million as of September 30, 2025 and December 31, 2024, respectively.

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

Related Party Transactions

The Company paid Dr. Parvizi, a Director and Co-Founder of the Company, for consulting services and reimbursement of related expenses and recorded such amounts as general and administrative expenses within the statements of operations and comprehensive loss. Expenses related to Dr. Parvizi were $49,000 and $48,000 for the three months ended September 30, 2025 and 2024, respectively, and $146,000 and $149,000 for the nine months ended September 30, 2025 and 2024, respectively.

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

3.
Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
EEG headbands, point in time	$17,020	$13,321	$48,551	$35,932
EEG portal and Clarity subscriptions, over time	5,569	3,874	15,728	10,978
Total Revenue	$22,589	$17,195	$64,279	$46,910

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

The following table provides the breakdown of capitalized contract costs (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Contract cost balance beginning of the period	$3,695	$2,890	$3,344	$2,753
Contract costs capitalized during the period	923	681	2,477	1,744
Contract costs amortized during the period	(648)	(521)	(1,851)	(1,447)
Contract Costs as of period end	$3,970	$3,050	$3,970	$3,050

Contract Liabilities and Performance Obligations

Contract liabilities consist of up-front payments received from customers primarily for the Clarity subscriptions.

The following table provides the breakdown of contract liabilities (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Contract Liabilities balance beginning of the period	$223	$349	$127	$250
Additional Contract Liabilities revenue during the period	6	90	280	704
Contract Liabilities balance recognized during the period	(90)	(301)	(268)	(816)
Balance as of period end	$139	$138	$139	$138

The Company has elected not to include in unfulfilled performance obligations for contracts in which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice. No revenue was recognized in the reporting period from performance obligations satisfied in previous periods. The short-term remaining performance obligations are expected to be recognized within 12 months and non-current performance obligations are expected to be recognized within 1.2 years.

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

Fair Value of Assets and Liabilities

The following tables represent the Company’s financial assets and liabilities according to the fair value hierarchy, measured at fair value (in thousands):

September 30, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$20,295	$—	$—	$20,295
Marketable securities
U.S. Treasury Bills	8,451	62,544	—	$70,995
U.S. Notes and Bonds	—	73,808	—	73,808
Total assets, at fair value	$28,746	$136,352	$—	$165,098

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$178,925	$—	$—	$178,925
Total assets, at fair value	$178,925	$—	$—	$178,925

The carrying amount of the Company’s notes payable is carried at amortized cost and approximates its fair value.

The fair value and amortized cost of Level 2 cash equivalents and available-for-sale marketable securities as of September 30, 2025 are presented in the following table (in thousands):

September 30, 2025	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$70,954	$41	$—	$70,995
U.S. Notes and Bonds	73,710	98	—	73,808
Total marketable securities	$144,664	$139	$—	$144,803

The fair value of available-for-sale marketable securities by contractual maturities as of September 30, 2025 are presented in the following table (in thousands):

September 30,
2025
Due in less than one year	$135,509
Due in one to two years	9,294
Total marketable securities	$144,803

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

5.
Balance Sheet Details

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Component materials	$3,574	$4,094
Finished goods	2,450	2,843
Total	$6,024	$6,937

Property and Equipment, net

Property and equipment are comprised of the following (in thousands):

	September 30,	December 31,
	2025	2024
Furniture and fixtures	$779	$713
Computer equipment and software	391	391
Laboratory and manufacturing equipment	2,337	1,505
Leasehold improvements	817	810
Construction in progress	197	586
Total Property and Equipment	4,521	4,005
Less: accumulated depreciation and amortization	2,466	1,692
Property and Equipment, Net	$2,055	$2,313

Depreciation and amortization expense was $294,000 and $164,000 for the three months ended September 30, 2025 and 2024, respectively, and $774,000 and $482,000 for the nine months ended September 30, 2025 and 2024, respectively.

Other Non-Current Assets

Other non-current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2025	2024
Recorders at customer locations	$1,694	$1,288
Less: accumulated depreciation of recorders at customer locations	(1,011)	(822)
Recorders at customer locations, net	683	466
Recorders and related components	939	1,159
Deferred debt financing cost	376	346
Other non-current assets	438	217
Total non-current assets	$2,436	$2,188

Recorder depreciation expense was $97,000 and $79,000 for the three months ended September 30, 2025 and 2024, respectively, and $276,000 and $295,000 for the nine months ended September 30, 2025 and 2024, respectively.

Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued bonuses and payroll	$4,675	$4,391
Accrued commissions	3,566	3,419
Professional fees and other costs	1,824	2,114
Employee stock purchase plan liability	391	—
Other	451	128
Total	$10,907	$10,052

6.
Employee Benefit Plan

The Company offers its employees a tax-deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from payroll checks and are automatically withdrawn from the Company’s checking account and deposited into participants’ retirement accounts a few days following each payroll period. Beginning March 1, 2025, the Company provides a 50% match for employee contributions up to a certain limit. We contributed $0.3 million and none during the three months ended September 30, 2025 and 2024, respectively, and $0.8 million and none during the nine months ended September 30, 2025 and 2024, respectively, to our 401(k) plan.

7.
Commitments and Contingencies

Litigation

The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal fees are expensed in the period in which they are incurred. As of September 30, 2025, and December 31, 2024, there were no litigation liabilities recorded.

8.
Leases

The Company’s ROU asset relates to its leased corporate offices and warehouse in Sunnyvale, CA. Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30,	December 31,
	2025	2024
Operating Lease
Operating lease right-of-use asset	$1,405	$2,132

Operating lease liability, current	1,177	1,088
Operating leases liability, long-term	422	1,314
Total operating lease liabilities	$1,599	$2,402
Weighted average remaining lease term (years)	1.3	2.1
Weighted average remaining discount rate	7.08%	7.24%

A summary of total lease expense and other information for the periods relating to the Company’s operating leases was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Operating lease expense	$282	$245	$844	$514
Variable lease expense	73	52	242	216
Total lease expense	$355	$297	$1,086	$730

Total cash payments for amounts included in the measurement of lease liabilities	$303	$204	$907	$641

The Company leases office space and warehouse space under non-cancelable operating leases. As of September 30, 2025, the future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

September 30,
Operating Leases:	2025
Remainder of 2025	$309
2026	1,255
2027	107
Total undiscounted lease payments	1,671
Imputed interest	(72)
Net lease liabilities	$1,599

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

Upon execution of the VLSA, the Company drew down the entire first tranche of $20.0 million in principal (“Term Loan”), including $6.0 million from SVB (“SVB Loan”) and $14.0 million from Horizon (“Horizon Loan”) and utilized a portion of the proceeds to repay the remaining principal on the 2020 Loan. Subject to the VLSA terms, the Company is entitled to receive up to $30.0 million (“Outstanding Commitment”) in three additional tranches of $10.0 million each. Each lender’s obligation to lend its undisbursed portion of the Outstanding Commitment to the Company shall terminate if, in such Lender’s sole good faith discretion, there has been a material adverse change in the results of operations or financial condition of the Company, whether or not arising from transactions in the ordinary course of business, or there has been any material adverse deviation by the Company from the business plan of the Company presented to any Lender. No material adverse changes have been identified as of September 30, 2025. In each of the three additional tranches, $3.0 million is allocated to SVB, and $7.0 million is allocated to Horizon. Any amounts drawn under the Outstanding Commitment are subject to the same terms and conditions as the SVB Loan and Horizon Loan.

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

The Company allocated the issuance costs under the LSA and VLSA as follows: (1) $0.5 million to the Term Loan liability representing the initial lender fees and the fair value of the Initial Warrants to be recognized as interest expense through the Maturity Date, (2) $0.3 million to the deferred debt financing cost asset to be recognized as interest expense through the Maturity Date and to be reclassified to the Term Loan liability upon draws or expiration of the tranches, and (3) $0.1 million to the Revolving Facility deferred debt financing cost asset to be recognized as interest expense over the availability period of two years. The end-of-term fee is being accreted and the debt issuance costs are being amortized over the term of the notes using the effective interest method. The effective interest rate is 9.5%, inclusive of the end-of-term fee and debt issuance as of September 30, 2025.

The LSA and VLSA have interrelated provisions and financial covenants based on net indebtedness and certain revenue-based ratios. Upon an event of default, the interest on the Term Loan and Revolving facility may be increased by 5.0%. The Term Loan also includes a late payment fee of 6.0% of the amount not paid when due.

As of September 30, 2025, the Company was in compliance with debt covenants under the LSA and VLSA. No amounts were drawn under the Outstanding Commitment and Revolving Facility through September 30, 2025.

Notes payable consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Principal of notes payable	$20,000	$20,000
End of term fee accretion	215	113
Unamortized debt issuance costs	(470)	(555)
Carrying value of Notes Payable	$19,745	$19,558

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

	Common Stock	Common Stock	Total warrants
Balance December 31, 2024	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

Warrants issued	—	—	—
Balance September 30, 2025	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

The warrants are included in Additional paid-in capital as of September 30, 2025, and December 31, 2024.

Immediately prior to the closing of the Company’s IPO on October 15, 2024, all warrants exercisable for redeemable convertible preferred stock converted into warrants exercisable for common stock and reclassified from long-term liabilities to equity. The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a change in fair value as a component of non-operating income or expense in the Statements of Operations and Comprehensive Loss. The change in the value of the warrant liability for the nine months ended September 30, 2024, is summarized in the following table (in thousands).

Balance December 31, 2023	$334
Issuance of warrants	304
Changes in fair value of warrants	417
Balance September 30, 2024	$1,055

11.
Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock as of both September 30, 2025, and December 31, 2024.

The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of redeemable convertible preferred stock outstanding. As of September 30, 2025, no dividends had been declared.

As of September 30, 2025, and December 31, 2024, the Company had reserved common stock for future issuance as follows:

	September 30,	December 31,
	2025	2024
Conversion of outstanding warrants	102,299	102,299
Outstanding options	4,494,585	5,708,070
Outstanding RSUs	1,451,027	335,511
Shares reserved for future issuance under the Company's equity plans	5,467,523	3,964,620
Total	11,515,434	10,110,500

Stock Incentive Plan

Activity under the 2014 Stock Incentive Plan (the “2014 Plan”), 2024 Equity Incentive Plan (the “2024 EIP”), and 2024 Incentive Award Plan (the “2024 Plan”) is as follows:

			Weighted average	Aggregate
	Number of	Weighted average	remaining contractual	intrinsic value
	options	exercise price	life (years)	(thousands)
Balance at December 31, 2024	5,708,070	$6.60	7.71	110,063
Options granted	539,450	18.88
Options exercised	(1,088,177)	3.85
Options forfeited	(664,758)	9.44
Balance at September 30, 2025	4,494,585	8.28	7.41	20,904
Shares outstanding, vested, and expected to vest at September 30, 2025	4,494,585	8.28	7.41	20,904
Shares exercisable at September 30, 2025	2,630,043	$5.52	6.63	16,545

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2025 and 2024 was $10.47 and $7.19 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2025 and 2024 was $12.6 million and $3.1 million, respectively.

Restricted Stock Unit activity under the plans is as follows:

	Number of shares	Weighted average grant date fair value
Unvested at December 31, 2024	335,511	$23.53
Granted	1,429,036	17.96
Vested	(121,610)	22.26
Cancelled	(191,910)	19.83
Unvested at September 30, 2025	1,451,027	18.75

The total fair value of shares vested during the nine months ended September 30, 2025 was $2.7 million. No restricted stock units were granted or vested during nine months ended September 30, 2024.

Stock-Based Compensation

As of September 30, 2025, the aggregate unrecognized compensation costs related to outstanding unvested options and RSUs under the 2014 Plan, 2024 EIP, and 2024 Plan was $37.3 million. The Company expects to recognize those costs over a weighted average period of 3.0 years.

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

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2025 and 2024:

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Expected term (in years)	*	5.5	5.0	5.4
Expected volatility	*	63.4%	61.1%	68.3%
Risk-free interest rate	*	3.8%	3.9%	4.1%
Dividend yield	*	—	—	—

*There were no options granted for the three months ended September 30, 2025.

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

The Company’s total stock-based compensation expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Cost of revenue	$95	$—	$222	$—
Research and development	552	189	1,489	478
Sales and marketing	1,336	395	3,316	837
General and administrative	1,366	792	3,837	1,894
Total stock-based compensation expense	$3,349	$1,376	$8,864	$3,209

Stock-based compensation expense does not include the impact of estimated forfeitures. Forfeitures are taken as a reduction in expense in the period in which they occur. No compensation cost is recorded for awards that do not vest. Option awards included performance-based awards which are subject to the achievement of performance goals. For options subject to performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved. These performance-based awards represent 40,854 and 118,999 of option awards outstanding as of September 30, 2025 and December 31, 2024, respectively and stock-based compensation related to performance-based awards was not material. Total stock-based compensation expense includes non-employee stock-based compensation of $0.2 million and $0.09 million for the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $0.2 million for the nine months ended September 30, 2025 and 2024, respectively.

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

As of September 30, 2025, 772,526 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Net loss attributable to common stockholders	$(13,465)	$(10,417)	$(39,885)	$(27,879)
Weighted-average shares outstanding, basic and diluted	36,807	5,635	36,327	5,550
Net loss per share, basic and diluted	$(0.37)	$(1.85)	$(1.10)	$(5.02)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2025	2024	2025	2024
Redeemable convertible preferred stock	—	17,818	—	17,818
Warrants	102	102	102	102
Equity plan stock options outstanding	4,495	5,677	4,495	5,677
Restricted stock units	1,451	—	1,451	—
Shares committed under ESPP	33	—	33	—
Total	6,081	23,597	6,081	23,597

13.
Income Taxes

The Company had an effective tax rate of 0.0% for each of the three and nine months ended September 30, 2025 and 2024. The Company continues to incur operating losses.

During the three and nine months ended September 30, 2025 and 2024, the Company has evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and has determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The Company does not expect the OBBB Act to have a material impact on its estimated annual effective tax rate in 2025.

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

We are initially focused on becoming the standard of care for the detection and management of seizures in the acute care setting, where the technological and operational limitations of conventional EEG systems have contributed to significant delays in seizure diagnosis and suboptimal patient care and clinical outcomes, as well as a high economic burden for hospitals and the healthcare system. By making EEG more accessible and enabling continuous monitoring through the power of AI, the Ceribell System enables clinicians to more rapidly and accurately diagnose and manage patients at risk of seizure in the acute care setting, resulting in improved patient outcomes and hospital and payer economics. As of September 30, 2025, the Ceribell System has been adopted by more than 600 active accounts, ranging from top academic centers to small community hospitals, and has been used to care for over 200,000 patients. For information regarding how patient care and clinical outcomes are measured, see “Business—Market Overview—Challenges of Managing Seizures in the Acute Care Setting” in our Annual Report on Form 10-K.

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

We manage all aspects of manufacturing, supply chain, and distribution of the headband and recorder from our facilities in Sunnyvale, California. Contract manufacturers in China and Vietnam assemble the Ceribell headband, with final inspection and labeling completed at our California facilities. We have dual sources for major components of the headband. The components for our recorder are procured from various suppliers and shipped to our facilities for final testing and assembly.

Since our inception, we have devoted substantially all of our resources to organizing and staffing our company, research and development activities, obtaining U.S. Food and Drug Administration (“FDA”) clearances and other regulatory milestones, business planning, raising capital, establishing and maintaining our intellectual property portfolio, conducting direct sales efforts and marketing initiatives, conducting clinical studies, and providing general and administrative support for these operations.

As of September 30, 2025, we had an accumulated deficit of $206.8 million. To date, we have funded our operations primarily through proceeds from the sale of shares of our stock, including common stock and redeemable convertible preferred stock, term loan proceeds, and cash generated from the sale of headbands and subscriptions. As of September 30, 2025, we had $168.5 million in cash and cash equivalents and marketable securities. Based on our current operating plan, we believe that the net proceeds from our IPO, together with the expected cash generated from revenue transactions with customers and our existing cash and cash equivalents, will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

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

Our Business Model

Key Factors Affecting Our Results of Operations and Performance

We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. These factors include:

•
Adoption of the Ceribell System in new accounts. As of September 30, 2025, we had over 600 active accounts. We define active accounts as those with an active subscription or recent headband usage, which is typically considered to have occurred during the previous six months. When determining the number of active accounts, we do not count a care facility (such as a hospital) as more than one account, even though the facility may have both an ED and an ICU using the Ceribell System. The headbands used as part of the Ceribell System are designed to be used only once by a single patient, so an active account is expected to purchase multiple headbands to be used as part of the Ceribell System. There are approximately 6,000 acute care facilities in the United States that we believe could benefit from our system. We believe that any facility with either an ICU or ED, or both, has patients who could benefit from the Ceribell System, because the patients arriving at such facilities may experience seizures triggered by the conditions leading them to seek acute medical care. We have initially targeted a subset of these acute care facilities through our commercial organization, prioritizing certain facilities based on factors such as geographic characteristics and sales potential. Over time, we expect to target additional acute care facilities as we grow our sales. To penetrate these hospitals, we continue to increase the size of our commercial organization. This team comprises TMs and CAMs, who are responsible for new account acquisition by engaging with key decision makers to educate them about the value proposition of the Ceribell System. As we seek to increase our account base, we expect that our revenue will increase due to increased utilization of the headbands and therefore increased product revenue, as well as new Clarity subscribers and increased subscription revenue. The rate at which we grow our commercial organization and the speed at which newly hired personnel become effective can impact our revenue growth and our costs incurred in anticipation of such growth.
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

Gross Profit and Gross Margin

Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors that may cause gross margins to fluctuate. These include the product mix between product and subscription revenues, potential changes to sales prices, the timing of our acquisition of new customers, renewals of and follow-on sales to existing customers, costs associated with third-party hosting fees, costs associated with third party manufacturing and supply chain purchases of inventory, and other direct costs such as tariffs and shipping. We expect our product inventory, currently located within the United States, to enable sufficient supply of finished goods through at least the end of 2025. We do not expect any material impact to our financial results from incremental tariffs in the fourth quarter of 2025. Our gross margin may fluctuate from period to period, based upon the factors described above and in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q.

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

We expect that our general and administrative expenses will increase in the foreseeable future as we increase our headcount to support the continued growth of our business. We also anticipate incurring additional expenses associated with operating as a public company, including increased expenses related to audit, legal, regulatory, compliance, director and officer insurance, investor and public relations, and tax-related services associated with maintaining compliance with the rules and regulations of the SEC and standards applicable to companies listed on a national securities exchange and intellectual property enforcement activities.

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

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024

The following tables set forth our results of operations for the periods presented (in thousands) and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue
Product revenue	$17,020	$13,321	$3,699	28%
Subscription revenue	5,569	3,874	1,695	44%
Total revenue	22,589	17,195	5,394	31%
Cost of revenue
Product cost of goods sold	2,461	2,096	365	17%
Subscription cost of revenue	186	88	98	111%
Total cost of revenue	2,647	2,184	463	21%
Gross profit	19,942	15,011	4,931	33%
Operating expenses:
Research and development	4,983	3,395	1,588	47%
Sales and marketing	18,569	12,524	6,045	48%
General and administrative	11,037	9,029	2,008	22%
Total operating expenses	34,589	24,948	9,641	39%
Loss from operations	(14,647)	(9,937)	(4,710)	47%
Interest and other income (expense), net	1,182	(480)	1,662	NM*

Loss before provision for income taxes	(13,465)	(10,417)	(3,048)	29%
Provision for income taxes	—	—	—	—

Net loss	$(13,465)	$(10,417)	$(3,048)	29%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenue
Product revenue	$48,551	$35,932	$12,619	35%
Subscription revenue	15,728	10,978	4,750	43%
Total revenue	64,279	46,910	17,369	37%
Cost of revenue
Product cost of goods sold	7,172	6,073	1,099	18%
Subscription cost of revenue	476	325	151	46%
Total cost of revenue	7,648	6,398	1,250	20%
Gross profit	56,631	40,512	16,119	40%
Operating expenses:
Research and development	14,081	9,649	4,432	46%
Sales and marketing	54,024	33,812	20,212	60%
General and administrative	32,332	23,876	8,456	35%
Total operating expenses	100,437	67,337	33,100	49%
Loss from operations	(43,806)	(26,825)	(16,981)	63%
Interest and other income (expense), net	3,921	(1,054)	4,975	NM*

Loss before provision for income taxes	(39,885)	(27,879)	(12,006)	43%
Provision for income taxes	—	—	—	0%

Net loss	$(39,885)	$(27,879)	$(12,006)	43%

* Not Meaningful

Comparison of the Three and Nine Months Ended September 30, 2025 and 2024

Revenue

Product revenue for the three and nine months ended September 30, 2025, increased $3.7 million and $12.6 million, or 28% and 35%, respectively, compared to the same periods of fiscal year 2024. Product revenue growth was primarily driven by the addition of new customers and an increase in utilization of headbands and resulting headband sales, driven by continued customer education that resulted in increased awareness and adoption of our products.

Subscription revenue for the three and nine months ended September 30, 2025, increased $1.7 million and $4.8 million, or 44% and 43%, respectively, compared to the same periods of fiscal year 2024. Subscription revenue growth was primarily driven by the adoption of subscriptions.

Cost of Revenue

Product cost of revenue for the three and nine months ended September 30, 2025, increased $0.4 million and $1.1 million, or 17% and 18%, respectively, compared to the same periods of fiscal year 2024. The increase in cost of goods sold for products was primarily due to an increase in headband sales to new and existing active accounts, partially offset by a decrease in the cost of goods sold per unit, as non-variable costs are allocated among a larger number of units.

Subscription cost of revenue for three and nine months ended September 30, 2025, increased $0.1 million and $0.2 million, or 111% and 46%, respectively, compared to the same periods of fiscal year 2024. The increase in subscription cost of revenue was primarily due to increased hosting costs for new active accounts for subscriptions and incremental recorder depreciation associated with new subscriptions.

Gross Profit (in thousands) and Gross Margin

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Gross profit	$19,942	$15,011	$4,931	33%
Gross margin	88%	87%		1%
Product gross profit	14,559	11,225	3,334	30%
Product gross margin	86%	84%		2%
Subscription gross profit	5,383	3,786	1,597	42%
Subscription gross margin	97%	98%		-1%

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Gross profit	$56,631	$40,512	$16,119	40%
Gross margin	88%	86%		2%
Product gross profit	41,379	29,859	11,520	39%
Product gross margin	85%	83%		2%
Subscription gross profit	15,252	10,653	4,599	43%
Subscription gross margin	97%	97%		—

Gross profit for the three and nine months ended September 30, 2025 increased $4.9 million and $16.1 million, or 33% and 40%, respectively, compared to the same period of fiscal year 2024. The increase is primarily due to increased revenue and decreased cost of goods sold per unit, as non-variable costs are allocated among a larger number of units.

Operating Expenses

Research and Development Expenses

Research and development expenses for the increased $1.6 million, or 47%, for the three months ended September 30, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase of $1.0 million in personnel and related expenses directly associated with an increase in headcount, as well as an increase of $0.4 million in clinical study and professional expenses.

Research and development expenses for the increased $4.4 million, or 46%, for the nine months ended September 30, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase of $2.8 million in personnel and related expenses directly associated with an increase in headcount, as well as an increase of $1.5 million in clinical study and professional expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased $6.0 million, or 48%, for the three months ended September 30, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase in personnel and related expenses directly associated with an increase in headcount.

Sales and marketing expenses increased $20.2 million, or 60%, for the nine months ended September 30, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase in personnel and related expenses directly associated with an increase in headcount.

General and Administrative Expenses

General and administrative expenses increased $2.0 million, or 22%, for the three months ended September 30, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase of $1.4 million in personnel and related expenses directly associated with an increase in headcount, as well as an increase of $0.6 million in legal, accounting, and professional service fees related to our transition to a public company and costs associated with intellectual property enforcement activities, including a new patent infringement claim initiated in July 2025.

General and administrative expenses increased $8.5 million, or 35%, for the nine months ended September 30, 2025, compared to the same period of fiscal year 2024. The increase was primarily due to an increase of $5.0 million in personnel and related expenses directly associated with an increase in headcount, as well as an increase of $3.0 million in legal, accounting, and professional service fees related to our transition to a public company and costs associated with intellectual property enforcement activities, including a new patent infringement claim initiated during the quarter.

Interest and Other Income (Expense), net

Interest and other income (expense), net increased $1.7 million for the three months ended September 30, 2025, compared to the same period for fiscal year 2024. The increase in interest income was primarily due to higher balances of cash equivalents and marketable securities, resulting from the investment of IPO proceeds.

Interest and other income (expense), net increased $5.0 million for the nine months ended September 30, 2025, compared to the same period for fiscal year 2024. The increase in interest income was primarily due to higher balances of cash equivalents and marketable securities, resulting from the investment of IPO proceeds.

Cash Flows

The following table shows a summary of our cash flows for each of the periods presented (in thousands):

	Nine Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(30,034)	$(25,068)
Net cash used in investing activities	$(144,245)	$(1,105)
Net cash provided by financing activities	$3,648	$5,788

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2025, consisted primarily of our net loss of $39.9 million, offset by non-cash charges of stock-based compensation of $8.9 million, and depreciation and amortization of $1.1 million. Additionally, we had a net increase in operating assets of $0.9 million and a net increase in operating liabilities of $1.9 million. Net operating assets increased due to increases in accounts receivable and inventory due to higher inventory purchases in the nine months ended September 30, 2025. Net operating liabilities increased primarily due to timing of payments.

Net cash used in operating activities during the nine months ended September 30, 2024, consisted primarily of our net loss of $27.9 million, offset by non-cash charges of stock-based compensation of $3.2 million, depreciation and amortization of $1.1 million, and the change in fair value of our redeemable convertible preferred stock warrants. Additionally, we had a net increase in operating assets of $3.6 million and a net decrease in operating liabilities of $1.5 million. Net operating assets increased due to the timing of inventory purchases and accounts receivable due to the overall increase in sales in the nine months ended September 30, 2024. Net operating liabilities decreased primarily due to timing of payments.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2025 and 2024 was $144.2 million and $1.1 million, respectively, and consisted of purchases of marketable securities during the nine months ended September 30, 2025, and purchases of equipment and recorders provided to customers for both periods.

Financing Activities

Net cash provided in financing activities during the nine months ended September 30, 2025, consisted of proceeds from the exercise of options, and offset by debt issuance costs.

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

Sources of Liquidity

As of September 30, 2025, our principal sources of liquidity consisted of $168.5 million of cash and cash equivalents and marketable securities and $20.0 million of term loans.

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

Funding Requirements

Based on our current operating plan, we believe that the expected cash generated from revenue transactions with customers and our existing cash and cash equivalents and marketable securities, will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

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

Contractual Obligations and Commitments

Our contractual obligations at September 30, 2025 include:

Debt — Principal payments required on long-term debt outstanding at September 30, 2025, was $20.0 million. Please refer to the section titled “Liquidity” in Note 1 for a discussion of changes in commitments.

Operating leases — As of September 30, 2025, estimated contractual obligations for operating lease payments were $1.7 million due within 16 months.

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

Information about our significant accounting policies and how estimates are involved in the preparation of our financial statements are described in our Annual Report on Form 10-K filed with the SEC on February 25, 2025. There have been no material changes to our significant accounting policies and estimates during the nine months ended September 30, 2025.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2025 by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 7, 2025, we filed patent infringement complaints against Natus Medical Incorporated and related subsidiaries (“Natus”) with the U.S. International Trade Commission (“USITC”) and the U.S. District Court for the District of Delaware (the “District Court”), alleging that Natus is infringing on six patents owned by us related to important features of the Ceribell EEG headband and electrode design, and that Natus is engaging in unfair competition. We have requested that the USITC investigate these claims and issue an exclusion order to bar the importation of any infringing Natus products into the United States. We have also requested an award of damages in the District Court sufficient to compensate us for the alleged infringement, as well as other costs and expenses in this action. On August 6, 2025, the USITC instituted an investigation of these claims pursuant to Section 337 of the Tariff Act of 1930. A federal government shutdown may cause delays in the progress of the USITC investigation and related proceedings until normal operations resume.

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

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the fiscal quarter ended September 30, 2025, we incurred a net loss of $13.5 million. As of September 30, 2025, we had an accumulated deficit of $206.8 million. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to achieve or maintain profitability, and our business, financial condition, results of operations, and prospects will be harmed. Since inception, we have spent significant amounts to develop the Ceribell System and related algorithms, to fund clinical studies, to develop and build our manufacturing capacities, to scale our commercial operations, and to recruit and retain key talent.

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

Changes in trade policy, tariffs, and our reliance on international manufacturing and supply chain operations expose us to foreign operational risks and trade risks that may adversely affect our business, results of operations, and financial condition.

The U.S. government has implemented or proposed changes to international trade policy through the renegotiation, and potential termination, of certain existing bilateral or multilateral trade agreements and treaties, along with the imposition of tariffs on a wide range of products and other goods from China, Vietnam, countries in EMEA, and other regions. In response, China and other countries have imposed or proposed additional tariffs and trade restrictions on certain imports from the U.S. The current trade relations between the U.S. and China, in particular, remain volatile and uncertain. In 2025, the U.S. imposed additional tariffs on imports from China, Vietnam, and other countries and regions, and announced and subsequently paused implementation of certain tariffs. These additional tariffs, as well as retaliation by other governments against such tariffs or policies, have introduced significant uncertainty into the market and may affect the prices of and demand for our products, which could have a negative impact on our results of operations.

We rely on manufacturing facilities and third-party suppliers that are based outside of the United States, including in China and Vietnam, who complete the primary assembly and initial inspection of all of our headbands and supply a significant portion of the components used in the manufacturing of our products. In addition, we and our manufacturers rely on the availability of raw materials and components to produce a significant amount of our products. The imposition of increased tariffs and any countermeasures could increase the cost of our products, limit the availability of the materials or components we use, disrupt the global supply chain, increase market volatility, and create additional challenges to our operations. This could have a material adverse effect on the sales, cost, or gross margin of our products, and the demand from our customers may be diminished. In addition, uncertainty surrounding international trade policy and regulations as well as disputes and protectionist measures could have an adverse effect on consumer confidence and spending.

Our reliance on an international supply chain and operations exposes us to risks and uncertainties, including:

•
product or material delays or disruption, including logistics challenges such as delays or disruptions in shipping;
•
higher prices for components used in the manufacturing of our products;
•
controlling quality of supplies and finished product;
•
trade protection measures, tariffs, and other duties, especially in light of trade disputes between the United States and several foreign countries, including China and Vietnam;
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

In our effort to mitigate certain risks noted above, we have engaged vendors and a contract manufacturer in Vietnam that is manufacturing a portion of our products. Our ongoing efforts to address these risks may not be effective and may have long-term adverse effects on our operations and operating results that we may not be able to reverse. Such efforts may also take time to implement or to have an effect and may result in adverse financial results or fluctuations in our financial results. In addition, these tariffs and retaliatory actions could affect our long-term strategies. If we deem it necessary to alter all or a portion of our activities or operations in response to such policies, agreements or tariffs, our capital and operating costs may increase. As a result, changes in trade policy and regulations in the United States and other countries could adversely affect our business, results of operations and financial condition.

We source and manufacture a number of our products from third-party suppliers and manufacturers in China, which exposes us to risks inherent in doing business in China.

We rely on two primary contract manufacturers in China to complete the manufacturing, primary assembly, and inspection of our headband. In addition, we have a team of contractors who are employed by an agency in China and perform monitoring and quality inspection services at the facilities of our manufacturers in China.

Our third-party suppliers and manufacturers in China expose us to political, legal, and economic risks. Our operations and the operations of our third-party suppliers and manufacturers in China may be adversely affected by deterioration of the U.S.-China relationship, adverse changes in U.S. economic and political policies relating to China (and vice versa), such as policies favoring domestically manufactured products, and changes in the United States and Chinese laws and regulations such as those related to, among other things, sanctions, taxation, import and export restrictions, tariffs, environmental protection, land use rights, intellectual property, currency controls, network security, labor and human rights practices, privacy, public health, and other matters. For example, the tariffs imposed by the United States on products imported from China could have a material adverse effect on the businesses of our third-party suppliers and manufacturers in China, potentially causing them to go out of business, in which case we would be forced to transition to alternative suppliers and manufacturers. To reduce supply chain risks, we now also have production capability in Vietnam through one of our Chinese manufacturers. See the risk factor titled, “We depend on a number of manufacturers and suppliers in connection with the manufacture of the Ceribell System, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition, results of operations, and prospects.”

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

Shutdowns of the U.S. federal government could materially adversely affect our business, financial condition, results of operations, and prospects.

The U.S. federal government has shut down multiple times in the past (including the shutdown that began on October 1, 2025 and continues as of the date of this Quarterly Report on Form 10-Q), and certain regulatory agencies, including the FDA, the Centers for Medicare & Medicaid Services (“CMS”), the USITC, the U.S. Patent and Trademark Office (“USPTO”), the U.S. Department of Defense, and the U.S. Department of Veterans Affairs, have had to furlough employees and suspend some of their activities. A prolonged shutdown could delay regulatory reviews and approvals, litigation proceedings, or government program implementations and could ultimately disrupt or delay our research and development, manufacturing, commercialization, or intellectual property enforcement activities. Any such delays or disruptions could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We manufacture the Ceribell System at our manufacturing facilities in Sunnyvale, California, using headbands supplied by third-party manufacturers located in China and Vietnam and components for our recorder procured from various suppliers and shipped to our facility for final assembly. While we believe that we currently have adequate manufacturing capacity and supplies for our products sufficient to meet our demand forecasts, if demand for the Ceribell System increases more rapidly than we anticipate, if we encounter problems with one or more of our manufacturers, including as a result of trade restrictions related to China, or if we secure regulatory approval to commercialize our products in additional geographies or indications, we may need to either expand our manufacturing capabilities, qualify new suppliers, or outsource to other manufacturers.

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

We depend on a number of manufacturers and suppliers in connection with the manufacture of the Ceribell System, which makes us vulnerable to supply shortages and price fluctuations that could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We cannot be certain that the claims in our U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the USPTO courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our future issued patents will not be found invalid or unenforceable if challenged. Our ability to obtain and maintain valid and enforceable patents depends in part on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Additionally, regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our products, services, technologies, or activities. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in any of our owned or in-licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

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

We have entered into a venture loan and security agreement, dated as of February 6, 2024, by and among us, Horizon Technology Finance Corporation, as a lender and collateral agent, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), as a lender (the “VLSA”). Concurrent with the VLSA, we also entered into a Loan and Security Agreement with SVB for a senior revolving line of credit of up to $10.0 million (the “Revolving Facility”). As of September 30, 2025, $20.0 million in aggregate principal amount was outstanding under the VLSA, and no amount was outstanding under the Revolving Facility. The VLSA and the Revolving Facility contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

If securities or industry analysts do not continue to publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced, in part, by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our results of operations fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

The net proceeds from our IPO have been used and will be used, together with our existing cash and cash equivalents and marketable securities: (i) to fund sales and marketing efforts; (ii) to fund research and product development activities, including to advance our delirium and ischemic stroke indications through completion of clinical studies related to our Clarity algorithm; and (iii) for general corporate purposes, including working capital, operating expenses, and capital expenditures.

There has been no material change in the intended use of proceeds from our IPO as described in our Prospectus.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

Name	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Josef Parvizi, M.D., Ph.D. Director, Chief Medical Advisor, and Co-Founder	Adopt	August 18, 2025	X		275,000	August 17, 2026
David Foehr Senior Vice President, Finance	Terminate(1)	September 4, 2025	X		15,071	March 10, 2026
David Foehr Senior Vice President, Finance	Adopt	September 4, 2025	X		25,471	September 4, 2026
William W. Burke Director	Adopt	September 8, 2025	X		41,556	July 7, 2026
Xingjuan (Jane) Chao President, Chief Executive Officer, Director, and Co-Founder	Adopt	September 12, 2025	X		531,000	December 31, 2026

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

(1) Dave Foehr’s trading plan, originally adopted on March 14, 2025, was terminated on September 4, 2025. No trades were executed under the plan prior to its termination.

Item 6. Exhibits.

		Incorporated by reference
Exhibit Number	Description	Form	Dated	Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/15/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	10/15/2024	3.2
4.1	Form of Common Stock Certificate.	S-1/A	9/19/2024	4.01
10.1†	Amendment No. 2 to the Corporate Supply Agreement, dated November 28, 2023, by and between CeriBell, Inc. and Shenzhen Everwin Precision Technology Co., Ltd.	8-K	9/22/2025	10.1
10.2†	Amendment No. 3 to the Corporate Supply Agreement, dated September 22, 2025, by and among CeriBell, Inc., Shenzhen Everwin Precision Technology Co., Ltd., and Everwin Precision (Viet Nam) Technology Co., Ltd.	8-K	9/22/2025	10.2
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

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

CERIBELL, INC.

Date: November 4, 2025	By:	/s/ Xingjuan (Jane) Chao, Ph.D.
Xingjuan (Jane) Chao, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 4, 2025	By:	/s/ Scott Blumberg
Scott Blumberg
Chief Financial Officer
(Principal Financial Officer)