Form 10-K
period 2025-12-31
Ceribell, Inc.
filed 2026-02-24
CIK 1861107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant at June 30, 2025 (the last business day of the Registrant’s most recently completed second fiscal quarter) was $417.2 million, based upon the closing price of the Registrant’s common stock on that date as reported on the Nasdaq Global Select Market. Solely for purposes of this disclosure, shares of common stock held by executive officers, directors, and 10% or greater stockholders as of such date have been excluded because such persons may be deemed to be affiliates.

The number of shares of Registrant’s Common Stock outstanding as of February 20, 2026 was 37,641,229.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement relating to the Registrant's 2026 Annual Stockholders' Meeting, to be filed within 120 days of the Registrant's fiscal year ended December 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

i

Special Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements concern us and our industry and involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Annual Report on Form 10-K, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “may,” “will,” “shall,” “should,” “expects,” “plans,” “anticipates,” “could,” “intends,” “target,” “projects,” “contemplates,” “believes,” “estimates,” “predicts,” “potential,” “goal,” “objective,” “seeks,” “likely,” “ongoing,” “assumes,” “forecast,” “guidance,” “hope,” or “continue” or the negative of these words or other similar terms or expressions that concern our expectations, strategy, plans, or intentions. Forward-looking statements contained in this Annual Report on Form 10-K include, but are not limited to, statements about:

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
•
our future financial performance.

We caution you that the foregoing list does not contain all of the forward-looking statements made in this Annual Report on Form 10-K.

You should not rely upon forward-looking statements as predictions of future events. We have based the forward-looking statements contained in this Annual Report on Form 10-K primarily on our current expectations, estimates, forecasts, and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report on Form 10-K, we cannot guarantee that the future results, levels of activity, performance, or events and circumstances reflected in the forward-looking statements will be achieved or occur at all. The outcome of the events described in these forward-looking statements is subject to risks, uncertainties, and other factors described in the section titled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment. New risks and uncertainties emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Annual Report on Form 10-K. The results, events, and circumstances reflected in the forward-looking statements may not be achieved or occur, and actual results, events, or circumstances could differ materially from those described in the forward-looking statements.

The forward-looking statements made in this Annual Report on Form 10-K relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statements made in this Annual Report on Form 10-K to reflect events or circumstances after the date of this Annual Report on Form 10-K or to reflect new information or the occurrence of unanticipated events, except as required by law. We may not actually achieve the plans, intentions, or expectations disclosed in our forward-looking statements, and you should not place undue reliance on our forward-looking statements. Our forward-looking statements do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain, and you are cautioned not to unduly rely upon these statements.

You should read this Annual Report on Form 10-K and the documents that we reference in this Annual Report on Form 10-K and have filed as exhibits to this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Annual Report on Form 10-K by these cautionary statements.

Summary Risk Factors

Our business is subject to numerous risks and uncertainties, including those described in Part I. Item 1A. “Risk Factors” in this Annual Report. You should carefully consider these risks and uncertainties when investing in our common stock. The principal risks and uncertainties affecting our business include the following:

•
We have a limited operating history and have experienced rapid growth, which may strain our resources and make it difficult to evaluate our business and future prospects. If we are unable to manage our expansion effectively, our business could be materially and adversely affected.
•
We have a history of net losses, and we expect to incur additional substantial losses in the foreseeable future.
•
We depend on sales from the use of the Ceribell System for our revenue. If we are unable to successfully achieve substantial market acceptance and adoption of the Ceribell System, or any future products, or if confidence in our products is diminished, our business, financial condition, results of operations, and prospects would be harmed.
•
We operate in a highly competitive industry, and competitive pressures could have a material adverse effect on our business, financial condition, results of operations, and prospects.
•
Adapting our manufacturing and production capacities to evolving patterns of demand is expensive, time-consuming, and subject to significant uncertainties. We may not be able to adequately predict emerging customer trends and may be unable to adjust our production and inventory levels in a timely manner.
•
Our reliance on international manufacturing and supply chain operations and changes in trade policies and tariffs could expose us to foreign or domestic operational and trade risks that may adversely affect our business, results of operations, and financial condition.
•
If we fail to attract and retain senior management and other key personnel, our business may be materially and adversely affected.
•
If we are unable to successfully develop new products and effectively manage their introduction, improve our existing products, or appropriately and successfully market our products, our business may be adversely affected.
•
Our products are complex to design and manufacture and can contain defects. The production and sale of defective products could adversely affect our business, financial condition, results of operations, and prospects. If we do not appropriately handle complaints or performance concerns about any of our products, and/or product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit sales of our products.
•
Alternative technologies addressing seizure, non-convulsive status epilepticus, delirium, LVO stroke or other indications we intend to expand into could materially adversely affect our business, financial condition, results of operations, and prospects.
•
If adequate reimbursement becomes unavailable for the diagnostic testing and procedures using our products, it could diminish our sales or affect our ability to sell the Ceribell System profitably.

•
Our employees, directors, consultants, contractors, vendors and other commercial partners may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements.
•
Our clinical testing and research processes are complex, lengthy, can be expensive, and have uncertain outcomes. Future trials and studies by us or others may fail to produce or replicate positive results observed to date.
•
Interim, “top-line,” and preliminary data from our clinical trials that we announce or publish from time to time may be modified as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•
The misuse or off-label use of our products may result in injuries that harm patients and lead to product liability suits, harm our reputation in the marketplace, and/or result in costly investigations, fines, and/or sanctions by regulatory bodies if we are deemed to have engaged in the illegal promotion of these uses, any of which could be costly to our business.
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
•
Our business and operations may suffer in the event of information technology system failures, cyber attacks, or deficiencies in our cybersecurity practices.
•
If we cannot successfully enforce our intellectual property rights, the commercial value of our products, services, or technologies may be adversely affected and our competitive position may be harmed.
•
We may be or become a party to intellectual property litigation or administrative proceedings that could be expensive, time-consuming, distracting and/or unsuccessful, and could interfere with our ability to develop, manufacture, commercialize, import, or otherwise use our products, services, or technologies.
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
•
Our venture loan and security agreements contain restrictions that limit our flexibility in operating our business.
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
•
Shutdowns of the U.S. federal government could materially adversely affect our business, financial condition, results of operations, and prospects.

PART I

Item 1. Business.

Overview

We are a medical technology company focused on transforming the diagnosis and management of patients with serious neurological conditions. We have developed the Ceribell System, a novel, point-of-care EEG platform specifically designed to address the unmet needs of patients in the acute care setting. By combining proprietary, highly portable, and rapidly deployable hardware with sophisticated artificial intelligence (“AI”)-powered algorithms, the Ceribell System enables rapid diagnosis and continuous monitoring of patients with neurological conditions. We are initially focused on becoming the standard of care for the detection and management of seizures in the acute care setting, where the technological and operational limitations of conventional EEG systems have contributed to significant delays in seizure diagnosis and suboptimal patient care and clinical outcomes, as well as a high economic burden for hospitals and the healthcare system. By making EEG more accessible and enabling continuous monitoring through the power of AI, the Ceribell System enables clinicians to more rapidly and accurately diagnose and manage patients at risk of seizure in the acute care setting, resulting in improved patient outcomes and hospital and payer economics. As of December 31, 2025, the Ceribell System has been adopted by more than 600 hospitals, ranging from top academic centers to small community hospitals. For information regarding how patient care and clinical outcomes are measured, see “—Market Overview—Challenges of Managing Seizures in the Acute Care Setting.”

A seizure is an abnormal burst of uncontrolled electrical activity in the brain which, if left untreated, can result in permanent disability or death. Seizures are often associated with epilepsy, a chronic condition that causes recurring seizures throughout an individual’s life. However, seizures in the acute care setting are also commonly triggered by serious conditions such as brain tumors, traumatic brain injury, stroke, cardiac arrest, and sepsis, among others. In contrast to epileptic seizures which are short in duration and typically involve convulsions, seizures occurring in the acute care setting tend to be longer in duration and are most often non-convulsive, meaning they lack the physical symptoms that are often used to identify seizure activity, which makes empirical diagnosis extremely challenging. This creates a significant unmet need, and it is estimated that up to 92% of all seizures in critical care settings are non-convulsive.

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

EEG is a non-invasive test that measures electrical activity in the brain and displays this activity as continuous waveforms. It is the only way to definitively confirm a seizure diagnosis. EEG was originally designed for the outpatient setting, primarily for use in the diagnosis and management of epilepsy, where the technology has been used for over 100 years. In the acute care setting, we believe conventional EEG systems are insufficient to meet the needs of critically ill patients as they are unable to provide the speed of diagnosis and continuous monitoring necessary for optimal patient management. These challenges are the result of multiple inherent bottlenecks in the design of conventional EEG systems and the infrastructure required to administer them. Conventional EEG systems must be operated by specialized EEG technicians who typically work limited hours, are short-staffed, and work in multiple departments within the hospital. After arrival at the bedside, which is often delayed, EEG technicians must initiate a long, complex, and labor-intensive setup process before EEG recording can begin. The EEG recording must then be interpreted and monitored by specialized neurologists, who face similar workflow and supply shortage issues, and when available, are rarely able to continuously monitor EEG recordings in real-time. These bottlenecks result in delays in both diagnosis and monitoring. This can lead to delayed seizure detection and less informed treatment decisions, which may negatively impact clinical outcomes and have been shown to contribute to a higher cost burden for hospitals and the healthcare system.

We specifically designed the Ceribell System to address the limitations of conventional EEG in the acute care setting and dramatically improve clinical outcomes of critically ill patients at high risk of seizures. The Ceribell System integrates proprietary, highly portable hardware with AI-powered algorithms to aid in the detection and management of seizures. Our hardware is composed of disposable, flexible headbands and headcaps (“Wearables”) and a pocket-sized, rechargeable battery-operated recorder used to capture and wirelessly transmit EEG signals. The hardware is simple to use and, after approximately one hour of training, can be applied within minutes by any non-specialized healthcare professional. The recorder is integrated with a proprietary web-based portal that allows neurologists to remotely access EEG data in real time from any web-enabled device. EEG data captured by the recorder is interpreted by our proprietary AI-powered seizure detection algorithms, which continuously monitor the patient’s EEG signal and can support the clinician’s real-time assessment of seizure activity.

In May 2023, Clarity® became the first device to receive 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for diagnosing electrographic status epilepticus (“ESE”) in adult patients at risk for seizure, and subsequently received a New Technology Add-on Payment (“NTAP”) from the Centers for Medicare and Medicaid Services (“CMS”). In October 2025, Ceribell released the latest generation of Clarity with further enhancements to our seizure detection algorithm as well as continued improvements to user workflows.

We believe the unique features and capabilities of the Ceribell System deliver numerous benefits, including:

•
Early seizure detection and improved patient outcomes. The Ceribell System can be deployed in as little as five minutes by any non-specialized healthcare professional, with limited training required. It can continuously monitor the patient for seizure activity, empowering bedside clinicians to make more informed and timely treatment decisions. This results in improved patient outcomes, including shorter hospital stays and reductions in unnecessary administration of medication, intubation, and patient transfers.
•
Improved hospital and payer economics. We have demonstrated that the Ceribell System can deliver cost savings for hospitals and payers by decreasing the average hospital length of stay, reducing the over-administration of medication, and reducing unnecessary patient transfers. In addition, confirmed diagnosis of seizures may allow hospitals to receive appropriate reimbursement for the more complex and costly management of patients with multiple comorbidities.
•
Reduced strain on key hospital personnel. The Ceribell System reduces reliance on EEG technicians for EEG administration and enables hospitals to better manage technician infrastructure and workflow. Additionally, Clarity allows for better triage of at-risk patients, improves resource allocation, and supports more efficient workflow for neurologists.

We have developed a large body of evidence that supports these clinical and economic benefits, including over 140 peer-reviewed publications and published conference abstracts. Our growing base of clinical evidence highlights the value of the Ceribell System to all key stakeholders, including patients, clinicians, and hospitals of different types and acuity settings. We believe our base of clinical evidence validates that the quality of Ceribell System recordings is equivalent to conventional EEG, supports the diagnostic accuracy of Clarity, and shows that use of the Ceribell System can result in improved clinical management and care. In addition, our clinical evidence demonstrates that use of the Ceribell System can provide meaningful cost savings to hospitals and payers, appropriate reimbursement for the treatment of patients with complex conditions, and reduced strain on hospital personnel. For citations to the studies relating to the clinical evidence noted above in this paragraph, see the section titled “Business—Our Clinical Results and Economic Evidence.”

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

We are currently focused on becoming the standard of care for the detection and management of seizures in the acute care setting. There are approximately 6,000 acute care facilities in the United States that we believe could benefit from the Ceribell System. We employ a team of sales representatives, including Territory Managers (“TMs”), who are responsible for new customer acquisition and onboarding, and Clinical Account Managers (“CAMs”), who focus on ongoing account coverage to increase utilization and further support hospital onboarding. We intend to expand the size of our direct sales organization in the United States to support our efforts to drive further adoption and utilization of the Ceribell System. While our current commercial focus is on the United States, we have received a CE Mark for the Ceribell System in Europe, and we intend to pursue additional regulatory clearances in Europe and elsewhere outside of the United States in the future. We also plan to engage in market access initiatives in attractive international regions in which we see significant opportunity. We have established a significant competitive advantage through multiple strategic initiatives, including investing substantial resources to create our wholly-owned intellectual property portfolio. As of December 31, 2025, our patent portfolio contains 58 total issued utility patents and pending utility patent applications (excluding European validation states), and includes patents and patent applications that are solely owned by us, exclusively licensed from Stanford University, and co-owned with Stanford University. We have also invested in building data science and AI capabilities, which would be costly and difficult to replicate. Finally, we spend a significant amount of time partnering with our customers, including providing onsite training and ongoing education as well as supporting workflow and IT integration, all of which strengthens our competitive position and customer loyalty and retention.

We invest in research and development efforts with the goal of driving continuous improvements in the Ceribell System, advancing our mission of becoming the standard of care for the detection and management of seizures in the acute care setting, and expanding the clinical application of the Ceribell System and AI algorithms, in the acute care setting and beyond. Our research and development team includes hardware and software engineers with deep expertise in mechanical and electrical engineering, data science, AI, embedded software design, and cloud-based data and security architecture.

Through our research and development efforts, we further aim to expand the utility of the Ceribell System beyond seizure by investing in new algorithms and hardware to monitor for additional neurological conditions impacting patients in the acute care setting.

In December 2025, the FDA granted 510(k) clearance for our proprietary delirium monitoring solution, the first and only FDA cleared delirium detection and monitoring device. Our delirium monitoring solution continuously analyzes EEG segments and notifies clinicians when patterns associated with delirium are detected, supporting more timely, reliable evaluation, and continuous monitoring of delirium. We expect this clearance will allow the Ceribell System to simultaneously support continuous monitoring of seizures, ESE, and delirium at the bedside. The FDA clearance followed our initial receipt of a Breakthrough Device Designation for our delirium monitoring system in 2022. In October 2025, we submitted an NTAP application to the CMS for this new indication. We believe this clearance further establishes the Ceribell System as an AI-powered brain monitoring platform technology, extending the benefits to a larger population of critically ill patients and providing additional information to assist in diagnosing patients at risk for both seizures and delirium.

Delirium is a common and serious neurological condition affecting over three million patients in the U.S., including around 30% of ICU patients, and up to 80% of those who are mechanically ventilated. It is associated with poor clinical outcomes, including a 10% higher 6-month mortality risk for every day delirium is experienced, as well as longer hospital stays and increased hospitalization costs. The risk of post-ICU dementia is 60% higher in discharged ICU patients who have had delirium, compared to those who have not had delirium in the ICU. Current Society of Critical Care Medicine guidelines recommend regular delirium assessment using validated tools, underscoring the need for early and accurate detection. Nonetheless, delirium - particularly hypoactive delirium - often goes unrecognized due to challenges in clinical assessment and the lack of objective, continuous monitoring tools. Ceribell’s delirium monitoring solution addresses this gap by providing real-time, objective neurological information at the bedside.

Moreover, studies have demonstrated a relationship between seizure and delirium, with one study showing that around 48% of patients experiencing seizures in the ICU had peri-ictal delirium, and another study finding epileptiform discharges in 42% of older ICU patients with delirium. By combining advanced seizure and delirium monitoring capabilities, the Ceribell System can enable clinicians to better understand patient presentation and support more timely clinical decision making.

In January 2026, we announced FDA Breakthrough Device Designation for our Large Vessel Occlusion (“LVO”) stroke detection and monitoring solution in development, for adult patients in the hospital setting for whom a reliable neurological exam of LVO stroke is often challenging. This potential first-in-class LVO stroke detection and monitoring solution uses Ceribell’s existing hardware and applies an AI-based algorithm to interpret EEG signals for early detection of LVO stroke. The Breakthrough Device Designation for LVO Stroke represents the latest achievement in Ceribell’s continued efforts to extend its point-of-care EEG brain monitoring technology to additional indications, building on recent FDA 510(k) clearances for our next-generation Clarity® algorithm to detect electrographic seizures in pediatric patients (April 2025) and neonates (November 2025) and our proprietary delirium screening and monitoring solution (December 2025).

Nearly 800,000 strokes occur annually in the U.S. and up to 17% occur in the hospital. In particular, LVO strokes are medical emergencies and have disproportionately higher morbidity and mortality compared to non-LVO ischemic stroke. Timely detection and access to treatment of LVO stroke can result in tremendous health benefits over patients’ lifetimes, with every minute saved associated with a week of disability-free life. Unlike community-onset stroke, which occurs outside the hospital and often triggers immediate emergency response, stroke detection and treatment in hospitalized patients are often significantly delayed. This leads to worse outcomes, as patients face about three times higher rates of mortality, and are about half as likely to be discharged home.

We believe the Breakthrough Device Designation supports the potential of our LVO stroke detection and monitoring solution to improve timely and accurate LVO detection compared to the current standard-of-care, supported by validation through rigorous, prospective, multi-center studies using EEG data and clinical assessments. In addition, we believe this Breakthrough Device designation is another critical milestone that further reinforces our mission to make EEG a new vital sign for better brain care.

We generate revenue from two recurring sources – the sale of our Wearables that are intended for single patient use and a monthly subscription fee charged to our hospital customers for use of Clarity, recorders, and our portal. We have experienced rapid growth since we began commercializing the Ceribell System in 2018, expanding our headcount to 327 employees in 2025. We recognized revenue of $89.1 million for the year ended December 31, 2025, compared to revenue of $65.4 million for the year ended December 31, 2024, representing 36% year-over-year growth. For the year ended December 31, 2025, we recognized a gross margin of 88% and a net loss of $53.4 million, compared to a gross margin of 87% and a net loss of $40.5 million for the year ended December 31, 2024.

Our Success Factors

We believe the continued growth of our company will be driven by the following success factors:

•
Paradigm-shifting platform technology capable of becoming the standard of care for brain monitoring in the acute care setting. We believe the Ceribell System represents a paradigm-shifting EEG solution for brain monitoring in the acute care setting. This is a field that has experienced minimal innovation since conventional EEG systems were developed in the 1920s. The Ceribell System was specifically designed to address the shortcomings of conventional EEG systems in the acute care setting. Unlike conventional EEG systems, the Ceribell System provides clinicians with rapid access to EEG, bedside seizure detection, and continuous monitoring, which enables more accurate treatment decisions and improved outcomes for critically ill patients. We believe the Ceribell System is positioned to become the standard of care for the detection and management of seizures in these patients. In addition, we believe the platform nature of the Ceribell System will enable us to efficiently pursue other serious neurological conditions beyond seizures. We are in varying stages of development for multiple indications. In 2025, we received 510(k) clearance for our proprietary delirium monitoring solution. In January 2026, we announced FDA Breakthrough Device Designation for our LVO stroke detection and monitoring solution in development for adult patients in the hospital setting, for whom a reliable neurological exam for LVO stroke is often challenging.
•
Compelling benefits supported by a robust body of clinical and real-world evidence. The Ceribell System was designed to optimize patient care and hospital workflow through improved EEG access, quicker detection of seizures and delirium, continuous monitoring, and improved clinical decision-making. These attributes of the Ceribell System successfully translate into improved clinical care, which has been shown to improve patient outcomes and hospital and payer economics. The clinical and economic benefits of the Ceribell System are supported by a significant body of evidence that includes over 140 peer-reviewed publications and published conference abstracts. We believe our clinical evidence and real-world case studies will continue to support the adoption of the Ceribell System.
•
Large addressable market opportunity with a significant unmet need. Prolonged seizures, particularly non-convulsive seizures, are highly prevalent in critically ill patients in the acute care setting and are associated with significant morbidity and mortality. While conventional EEG can be used to detect seizures in these patients, the inherent limitations of conventional EEG systems have resulted in a significant underutilization of this necessary and often lifesaving technology. By providing hospitals with 24/7 bedside assessment and continuous monitoring of seizure activity, we believe the Ceribell System enables hospitals to promptly and more appropriately care for critically ill patients. With the inclusion of neonates, we believe that the Ceribell System can expand the use of EEG to the over three million acute care patients in the United States who we believe should be monitored with EEG each year due to high risk of seizures. We believe that with our recently expanded indication for delirium, our annual addressable market opportunity has increased to over $3.5 billion. Further future indication and geographic expansion opportunities could represent a significant market opportunity.

•
Recurring, predictable, and scalable revenue model with attractive gross margins. We generate revenue primarily from two recurring sources – the sale of our single use, disposable Wearables and a monthly subscription fee for the use of Clarity, recorders, and our portal. Once we onboard an account, we have historically observed high retention rates. We believe that our track record of customer retention and our recurring revenue model improve the predictability of our revenue. Both our disposable Wearable and subscription revenue streams offer significant visibility and produce high gross margins. For the years ended December 31, 2025 and 2024, we generated gross margins of 88% and 87%, respectively, with subscription gross margins of 97%, respectively for both years. We have also developed a highly scalable commercial model that combines TMs focused on new customer adoption and onboarding and CAMs focused on driving utilization with limited case coverage support, which we believe will support efficient growth and greater operating leverage. We believe the attractive attributes of our business model will allow us to continue to invest in growth initiatives while driving the Company towards profitability.
•
Strong competitive position with first mover advantage. In May 2023, Clarity became the first device to receive 510(k) clearance from the FDA for diagnosing ESE in adult patients at risk for seizure. In December 2025, the FDA granted 510(k) clearance for our proprietary delirium monitoring solution, the first and only FDA-cleared delirium screening and continuous monitoring device. We have deployed a wide range of strategies to strengthen our competitive advantage. We have invested sizeable resources in developing a comprehensive wholly-owned intellectual property portfolio. Additionally, we have invested in building data science and AI capabilities, which would be costly and difficult to replicate. Portions of this database have been used to inform our proprietary, AI-powered algorithm for seizure detection and will enable us to develop algorithms for indications beyond seizures and delirium. We have also established a sophisticated onboarding program, which includes onsite training and ongoing education as well as workflow and IT integration, all of which help to build customer loyalty and strengthen our competitive position and customer retention.
•
Established reimbursement. The Ceribell System enables our customers to operate under the existing reimbursement structure for EEG, which has well-established reimbursement levels via the Medicare Severity Diagnosis Related Group (“MS-DRG”) classification system and Current Procedural Terminology (“CPT”) codes. Given the wide variety of underlying acute conditions that may lead to seizures in critically ill patients, use of the Ceribell System is reimbursed across a large and diverse base of MS-DRGs. As a result, we believe that the Ceribell System is less subject to targeted reimbursement changes to individual MS-DRGs. In addition, our newest Clarity algorithm is the first neurodiagnostic to achieve both Breakthrough Device Designation from the FDA and NTAP from CMS. For eligible patients, the NTAP enables hospitals to receive additional reimbursement for each qualifying inpatient admission during which the new Clarity algorithm is used.
•
Experienced leadership team. Our senior management team consists of industry professionals with deep industry expertise across various disciplines, including sales and marketing, engineering, data science, and manufacturing.

Our Growth Strategies

Our mission is to establish the Ceribell System as the standard of care for EEG in the acute care setting and help clinicians save patients' lives. The key elements of our growth strategy include:

•
Increase adoption of the Ceribell System by new accounts. There are approximately 6,000 acute care facilities with an Intensive Care Unit (“ICU”) or Emergency Department (“ED”) or both in the United States. We believe these could benefit from the Ceribell System because the patients arriving at such facilities may experience seizures or delirium triggered by the conditions leading them to seek acute medical care. Our receipt of full FedRAMP® (Federal Risk and Authorization Management Program) High authorization from the U.S. government in April 2025 enables approximately 170 Veterans Administration hospitals to potentially purchase our products. As of December 31, 2025, we have successfully deployed the Ceribell System to more than 600 hospitals, ranging from top academic centers to small community hospitals. We believe that all acute care facilities in the United States can benefit from the Ceribell System, and our goal is to establish the Ceribell System as the standard of care for the detection and management of seizures in critically ill patients. To drive further adoption of the Ceribell System, we leverage our commercial infrastructure, including TMs, who focus on new account acquisition and onboarding, and CAMs, who focus on ongoing account coverage to increase utilization and further support hospital onboarding. Our commercial team engages with customers to communicate the value proposition of the Ceribell System, leveraging our large base of clinical evidence.

•
Drive utilization of the Ceribell System within our existing customer base. We believe there are over three million acute care patients in the United States who should be monitored with EEG each year due to high risk of seizures. Currently, many of these patients are not promptly monitored by EEG, as a physician may not be aware of the risk of seizures in a given patient population. Our CAMs work to educate our customers to raise awareness of our technology, non-convulsive seizures, delirium, and the risks of delayed treatment. Even at facilities with access to the Ceribell System, clinicians may not use Ceribell on all eligible patients if they are not fully aware of the risks of seizures and delirium and the benefits of our solution. We aim to support hospitals in their efforts to integrate Ceribell into protocols for different patient populations, based on established guidelines. We are also continuing our efforts to expand to new hospital departments and provide training to more providers.
•
Continue to drive awareness of seizures and delirium in the acute care setting. We continue to focus on increasing awareness of the prevalence of seizures and delirium in critically ill patient populations among intensive care and emergency medicine clinicians in the acute care setting. Based on our experience, many providers underappreciate the full spectrum of underlying conditions that may result in non-convulsive seizures, which generally cannot be reliably and confidently diagnosed on an empirical basis. We also aim to educate providers on the importance of prompt diagnosis and treatment of seizures and delirium, including the relevant medical society guidelines that recommend EEG be applied promptly when status epilepticus is suspected and in various conditions in which the risk of status epilepticus is high. We work to achieve these objectives by directly engaging with clinicians, investing in marketing initiatives, and supporting clinical research that validates the importance of early diagnosis and treatment of seizures and delirium.
•
Invest in further growing our base of clinical evidence. Clinical evidence is important to demonstrating our value. We conduct sponsored clinical studies and also provide support for independent investigator-initiated trials that evaluate different aspects of the Ceribell System.
•
Continue to improve and innovate the Ceribell System. Our research and development initiatives are focused on introducing new features and improvements aimed at increasing the value provided by the Ceribell System in the acute care setting. We have introduced multiple iterations of our Clarity seizure detection algorithm, increasing both the sensitivity and specificity of the algorithm since the initial introduction, and expect to continue to drive further improvements of Clarity in the future.
•
Expand into new indications and clinical use cases beyond seizures and delirium. We believe EEG offers one of the richest datasets of brain activity. While the clinical use of EEG has historically been limited to the identification of seizures, EEGs have been scientifically demonstrated to aid in the detection of a wide variety of other neurological conditions. We intend to leverage our proprietary database of acute care EEG recordings and our data science and AI capabilities to identify patterns in EEG waveforms that may allow us to expand the use of the Ceribell System to other indications, both in the acute care setting and beyond. In 2025, we received 510(k) clearance for our delirium detection and continuous monitoring solution. In January 2026, we announced FDA Breakthrough Device Designation for our LVO stroke detection and monitoring solution in development for adult patients in the hospital setting, for whom a reliable neurological exam for LVO stroke is often challenging. We are also developing second-generation hardware with additional features to support potential future indications. In the longer term, we are aiming to develop solutions for use beyond the acute care setting by identifying biomarkers for non-acute neurological and psychiatric conditions.
•
Pursue adjacent and international markets. There are approximately 6,000 acute care facilities in the United States that we believe could benefit from the Ceribell System. In addition, we believe that the Ceribell System offers compelling benefits to other types of institutions beyond this core market. In the future, we plan to establish our presence internationally. While our current commercial focus is on the United States, we have received a CE Mark for the Ceribell System in Europe, and we intend to pursue additional regulatory clearances in Europe in the future, and elsewhere outside of the United States. We also plan to engage in market access initiatives in attractive international regions in which we see significant opportunity.

Market Overview

Overview of Seizures in the Acute Care Setting

A seizure is a transient occurrence of abnormal, excessive or synchronous neuronal activity in the brain that causes a range of clinical symptoms and, if undetected and left untreated, can be life threatening. Seizures generally manifest as a result of an underlying condition, which may be a chronic disorder such as epilepsy or a response to a serious, acute condition, such as brain tumors, traumatic brain injury, stroke, cardiac arrest, and sepsis, among others.

In a clinical context, a seizure lasting longer than five minutes is known as status epilepticus, which is a serious medical emergency that is associated with severe long-term cognitive disability or death.

Prompt detection and treatment of status epilepticus are crucial for avoiding long-term consequences and likely improving patient outcomes. At the same time, we believe that, unlike sepsis, stroke, and cardiac arrest, most hospitals do not have defined protocols for identifying and treating status epilepticus. Multiple studies have established that morbidity and mortality rates for status epilepticus are strongly correlated to seizure duration. Response rates to first-line anti-seizure medication are significantly higher when the medication is administered promptly following the onset of seizures.

Given the impact of prompt detection on treatment success and outcomes, medical society guidelines emphasize the need for prompt EEG monitoring for patients at risk of status epilepticus. For example, the Neurocritical Care Society (“NCS”) guidelines recommend continuous EEG monitoring within 15-60 minutes to evaluate for nonconvulsive status epilepticus. Further, guidelines from the American Heart Association (“AHA”) and American Stroke Association (“ASA”) have confirmed the importance of EEG monitoring for certain cardiac arrest and stroke patients who are at high risk of seizures. In addition to the importance of prompt detection, continuous monitoring for seizure activity is critical to the successful management of patients, as status epilepticus may continue or reemerge even after treatment with anti-seizure medication is administered. Likewise, guidelines from the American Clinical Neurophysiology Society (“ACNS”) recommend urgent continuous EEG for high-risk neonates, with monitoring lasting at least 24 hours, or until absence of seizure is established.

Challenges of Managing Seizures in the Acute Care Setting

Seizures in the acute care setting are particularly challenging to detect and often go undiagnosed because they predominantly present as non-convulsive. For example, it is estimated that up to 92% of all seizures in the ICU are non-convulsive. EEG is the only test that can definitively confirm a seizure diagnosis and is critical for making informed treatment decisions. EEG converts electrical brain activity to visual, continuous waveforms, which must be interpreted by a specially trained neurologist, such as an epileptologist or neurophysiologist, to diagnose seizures or other neurological conditions.

Image of EEG Waveforms

Conventional EEG System

Registration Edit Window View Analysis Tools Help
FP1-A1
FP2-A2
F3-A1
F4-A2
C3-A1
C4-A2
P3-A1
P4-A2
O1-A1
O2-A2
F7-A1
F8-A2
T3-A1
T4-A2
T5-A1
T6-A2
FZ-A1
CZ-A2
PZ-A1
Amplitude, mkV
L
R

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

In the acute care setting, rapid diagnosis and continuous monitoring are necessary for optimal patient management. While conventional EEG systems are also used in the acute care setting, their inherent limitations in this setting have contributed to significant delays in seizure diagnosis and suboptimal patient care and clinical outcomes. In this context, Ceribell and numerous study authors measure the quality of patient care by the timeliness of treatment of seizures, the administration of appropriate medication, and avoidance of hospital transfers, and measure clinical outcomes by the incidence of mortality and functional disability, duration of seizure activity, and length of hospital stay associated with seizure activity. The inherent limitations of conventional systems noted above, which include long and manual processes that must be performed by specialized personnel, contribute to delayed, and in some cases outright lack of, access to EEG. For a discussion of studies evaluating patient care and clinical outcomes with conventional EEG systems compared to the Ceribell System in the acute care setting, see “—Our Clinical Results and Economic Evidence.”

Conventional EEG systems require set up by specialized EEG technicians who must undergo advanced training and obtain certifications. Nationally, there is a shortage of such technicians, and the infrastructure costs required to staff technicians 24/7 are generally too high for all but the largest and most well-funded medical centers. In most community-based hospitals, EEG technicians are generally only staffed during normal daytime business hours from Monday through Friday. This results in significant gaps in EEG coverage. For example, a hospital that has EEG technicians available for its ICU from 9:00am to 5:00pm Monday through Friday (i.e., 40 hours a week) would lack EEG coverage for 76% of each week (80 hours on weekdays, plus 48 hours on weekends). On-call services may be available outside of standard business hours, but utilizing these services results in additional delays in EEG access and incremental costs as a result of overtime pay. While large academic hospitals may provide greater EEG coverage, general workflow limitations may still result in significant delays in EEG access. Moreover, we believe that many EDs do not use EEGs as a standard practice due to the significant gaps in access.

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

Once EEG signal is acquired, the recording must be interpreted by a specially trained neurologist. Similar to EEG technicians, there is a nationwide shortage of neurologists, with demand estimated to exceed supply by almost 20%. EEG interpretation is a complicated and time-consuming task, as each page of EEG data typically only represents 15 seconds of brain activity. Neurologists are not always immediately available to interpret urgent EEG requests, further contributing to delays in diagnosis. A peer-reviewed publication of survey results from 97 respondent hospitals showed a majority of physicians at such hospitals reviewed EEG results only twice or less a day, and only 5% of physicians in such hospitals continuously reviewed EEG records. When neurologists only review EEGs periodically, diagnosis of seizures that emerge after initial review can be delayed and can restrict the clinician’s ability to provide optimal care.

Due to the delays in diagnosis caused by the many limitations of conventional EEG, bedside clinicians are often left with three unappealing choices – wait to treat the patient until an EEG test is administered and a diagnosis is made, treat the patient empirically without the benefit of EEG data, or transfer the patient to a better equipped facility. The decision to delay treatment for hours until a conventional EEG is administered may lead to poor outcomes, such as long-term cognitive impairment or even death, if the patient is indeed experiencing status epilepticus. The decision to treat empirically without an EEG creates the potential for unnecessary treatment with anti-seizure medication, likely resulting in preventable intubation and increased length of stay. In addition, treating the patient prophylactically runs counter to medical society guidelines published by both the AHA and ASA, given the potential for unnecessary comorbidities. The decision to transfer a patient to another institution may result in further delays in potentially necessary treatment and increased costs related to transporting the patient. None of these choices is appealing to clinicians, as each may result in poor clinical outcomes for the patient as well as cost burdens on the hospital and payers.

For citations to the studies relating to the benefits of the Ceribell System discussed above, see “—Our Clinical Results and Economic Evidence.”

Clinical Need Beyond Seizures

A large volume of scientific and clinical evidence has suggested that EEG can be used to diagnose a wide variety of additional neurological conditions both within and outside of the acute care setting. While EEG is routinely used to diagnose seizures, it is not widely used to diagnose these other neurological conditions. This is a result of limitations in EEG access as well as the lack of training and capabilities of humans to identify other neurological conditions through interpretation of EEG waveforms.

Beyond seizure, two of the most common neurological conditions that patients face in the ICU include delirium and stroke. Delirium alone is a condition impacting over three million patients each year, and is often referred to as “acute brain failure.” Each day in the ICU with delirium carries a 10% higher mortality risk, and the risk of developing dementia is at least 60% higher if patients experience delirium during their ICU stay. The standard of care for diagnosis of delirium is the CAM-ICU, a behavior-based nursing protocol. This tool has significant shortcomings. Administration of CAM-ICU is burdensome, resulting in measurement typically no more than once or twice per day. The result of the test is also binary. Further, the test can only be administered on responsive patients that speak English, excluding a meaningful number of patients in the ICU. Taken together, these challenges result in suboptimal delirium management in many cases, as it can be extremely difficult to perform longitudinal assessment of a patient’s mental state and assess whether the patient is improving or deteriorating.

Stroke is a common condition impacting 800,000 patients per year in the U.S. Though most stroke occurs in the community setting, roughly 17% of stroke occurs in patients who are already admitted to the hospital. If administered promptly, the treatment for LVO stroke is well established. This includes thrombolysis and mechanical thrombectomy. However, if administration is delayed, treatment may become ineffective, potentially resulting in irreversible loss of brain function. Despite proximity to diagnostic equipment and life-saving therapies, strokes occurring in the critical care setting often have worse outcomes than those occurring in the community. This is in part because it is much more difficult to quickly establish changes in neurological function when patients are sedated, intubated, or have underlying conditions impacting cognition and behavior. We believe that an objective and continuous measurement of brain function could help clinicians to more promptly identify stroke in this patient population and improve speed of intervention and outcomes.

Our Addressable Market Opportunity in Seizures and Beyond

Given the inherent limitations of conventional EEG systems, we believe that EEG has been significantly underutilized in the detection and management of seizures in the acute care setting. By providing our customers with a tool that can be promptly administered and leveraged to inform treatment decisions at the bedside, we believe the Ceribell System has the ability to meaningfully expand the use of EEG to a significantly broader set of acute care patients who should be monitored due to high risk of seizures and other conditions. Based on the experiences of several hospitals that have studied the impact of the Ceribell System on their institutions, we believe that adoption of the Ceribell System will drive an increase in EEG testing volumes.

There are over three million acute care patients in the United States who we believe should be monitored with EEG each year due to high risk of seizures, based on clinical literature and medical society guidelines. We believe our total addressable market for seizures in the U.S. is $2.5 billion, representing the potential opportunity for the sale of single-use Wearables, as well as the potential opportunity for the sale of the Ceribell System hardware and subscriptions to Clarity, recorders and our portal, in each case to acute care facilities. We further believe that delirium ICU monitoring represents an at least $1.0 billion additional market opportunity in the U.S. alone.

While our current commercial focus is on the United States, we have received a CE Mark for the Ceribell System in Europe, and we intend to pursue additional regulatory clearances in Europe in the future, and elsewhere outside of the United States. We plan to engage in market access initiatives in attractive international regions in which we see significant opportunity. We believe acute care EEG monitoring is underutilized worldwide and that a significant opportunity exists for the Ceribell System to improve patient care and neurologic monitoring.

In the future, we intend to leverage our proprietary database of EEG recordings and our data science and AI capabilities to identify patterns in EEG waveforms that would allow us to expand the use of the Ceribell system. We believe that the Ceribell System can be deployed with novel algorithms for various indications in the acute care setting using our existing hardware platform and commercial infrastructure, which would enable us to monitor patients for multiple neurological conditions simultaneously. In 2025, we received 510(k) clearance for delirium monitoring in adults. We believe that the launch of this product will increase the value proposition among many patients in our current population who are currently at risk for delirium.

In January 2026, we announced that we have received FDA Breakthrough Device Designation for our LVO stroke detection and monitoring solution in development for adult patients in the hospital setting for whom a reliable neurological exam for LVO stroke are often challenging. Although we have not yet applied for marketing authorization from the FDA for the use of the Ceribell System in relation to LVO or other forms of stroke, we believe that the Ceribell System could positively impact current triage practices for stroke. We also believe that expansion of our indications could represent a significant market opportunity. Prior to commercialization for LVO stroke detection and monitoring, we would need to apply for and obtain the required marketing authorization. Based on our current development plans, we expect to apply to FDA for such marketing authorization within the next three years. However, this expectation is subject to change based on various factors. Even if we successfully apply for marketing authorization for this indication, there is no guarantee that we will obtain the marketing authorization within the expected timeline, or at all, and at this stage in our development plans we do not have an intended timeline for commercialization of the product or services related to LVO stroke. We also plan to explore utility of our product in other clinical settings and in establishing biomarkers for neurological and psychiatric conditions.

Our Solution

We designed the Ceribell System to address the limitations of conventional EEG in the acute care setting and improve the clinical outcomes of critically ill patients at risk of seizures. The Ceribell System is a novel, point-of-care EEG platform that integrates proprietary, highly portable, and simple-to-use hardware with AI-powered algorithms to aid in the detection and management of seizures. We currently commercialize the Ceribell System in the United States, where it has been adopted by more than 600 hospitals.

Our hardware is composed of disposable Wearables and a pocket-sized, rechargeable battery-operated recorder used to capture and wirelessly transmit EEG signals generated by Wearables. The raw EEG data is accessible through our web portal that enables real-time remote review by neurologists. The data captured by the recorder is also monitored by Clarity, our AI-powered seizure detection algorithm. Leveraging our proprietary database of EEG recordings, Clarity is designed to interpret a patient’s EEG waveforms and display actionable insights regarding seizure activity on the recorder, including automatic alerts in the event of status epilepticus. Since launching, we have regularly updated the Clarity algorithm using additional data and our AI capabilities to enhance its performance.

We believe the Ceribell System eliminates many of the limitations and inherent bottlenecks in the conventional EEG infrastructure that lead to suboptimal patient care, offering the following highly differentiated features and capabilities:

•
Rapid setup by any trained healthcare professional. The Ceribell System is highly portable and designed for rapid setup, enabling initiation of EEG in as little as five minutes with limited training required. The system is straightforward and intuitive, and we are generally able to train new users and establish proficiency in approximately one hour. This allows the Ceribell System to be applied by any non-specialized healthcare professional, reducing reliance on specialized EEG technicians and eliminating one of the biggest bottlenecks in the conventional EEG infrastructure.
•
Bedside EEG interpretation. Clarity, our AI-powered algorithm, analyzes and converts EEG waveforms into a seizure burden trend, which can be interpreted by any licensed clinician at the bedside to provide actionable information on seizure activity. This can be used to support prompt diagnosis, inform better patient care, and determine whether the patient is responding to treatment.
•
Continuous, automated patient monitoring. Through Clarity, the Ceribell System makes continuous monitoring for potential seizure activity much easier and automatically alerts clinicians in the event of suspected prolonged seizure activity so that appropriate care can be promptly administered.
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
•
Improved hospital and payer economics. By providing hospitals with 24/7 access to EEG without a significant incremental investment in personnel and capital equipment, we believe that the Ceribell System has the potential to reduce the cost burdens associated with the monitoring and management of seizures in the acute care setting for both hospitals and payers. We have demonstrated that the Ceribell System can deliver cost savings for hospitals and payers by decreasing hospital length of stay, reducing the over-administration of anti-seizure medication, and reducing unnecessary patient transfers. Hospital inpatient care for patients diagnosed with non-convulsive status epilepticus is often more complex and costly than management of patients without this condition. A confirmed diagnosis of seizure may qualify an inpatient stay as involving a complication or comorbidity (“CC”) or major complication or comorbidity ("MCC") for certain conditions under the MS-DRG classification system, which may allow hospitals to receive appropriate reimbursement for care of patients with more complex conditions.
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

Key Components of the Ceribell System

Hardware

The Ceribell System is composed of a recorder which can be used with either of two proprietary Wearables – a headband or a headcap. These components together are used to acquire EEG signals.

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

The headcap is a disposable, single-use EEG headcap designed for infants. It incorporates nine soft electrodes integrated into a comfortable, stretchable fabric that conforms securely to an infant’s head. The adjustable design accommodates newborns and pre-term infants and allows for the patients' comfort and easy access for skin assessments and ultrasound procedures. The headcap is positioned on the patient’s head and secured with a chin strap to ensure proper fit. Each electrode is contained within a soft, low-profile housing. Electroconductive gel is injected through the electrode housing to the scalp, forming a conductive bridge between the scalp and the electrodes. This process replicates conventional EEG setup performed by trained EEG technicians, while simplifying application so it can be completed by trained healthcare professionals. Each headcap is intended for single-patient use.

The recorder is a pocket-sized, rechargeable battery-operated reusable device designed to record and store EEG signals generated by the Wearables. The recorder establishes device-to-cloud communication through a secure Wi-Fi connection. The recorder features a digital screen which displays the raw EEG data as well as our proprietary seizure burden trend line produced by our AI-powered seizure detection algorithm, Clarity, and provides alerts when significant seizure activity is suspected. During setup, the recorder provides prompts on its digital screen to ensure that each electrode has made proper contact with the skin, with a green light indicating that the electrode connection is strong. These prompts are designed to ensure our electrodes meet the same connection quality standards as conventional EEG. The recorder also enables healthcare providers to input relevant details, such as patient information and annotations of treatments administered to the patient, which help providers assess the impact and efficacy of treatment.

Headband and Headcap Placement and Recorder

CONTINUOUS
SEIZURES
SUSPECTED
at 9:26pm
OK
ceribell
ceribell
7
6
1

Recorder Confirmation of Headband Electrode Connection

Recorder Confirmation of Headcap Electrode Connection

Algorithms

Through our extensive database of EEG recordings and our data science and AI expertise, we have developed proprietary algorithms that power some of the most critical features of the Ceribell System by converting raw EEG waveforms into actionable clinical insights.

We currently commercialize Clarity, our seizure detection algorithm that continuously interprets raw EEG data captured every ten seconds across all electrodes of the Wearables and assesses a multitude of EEG features to determine if seizure activity is present. It then converts this data into a metric known as seizure burden, which measures the quantum of seizure activity detected in a rolling five-minute interval (for example, a 90% seizure burden indicates 4.5 minutes of seizure activity in the last five minutes). Seizure burden is displayed on the digital screen of the recorder as a simple chart that can be easily understood by clinicians without formal EEG interpretation training. This provides clinicians with the vital, real-time data needed to rapidly identify and treat seizures and to evaluate the efficacy of anti-seizure medication. A seizure burden that exceeds 90% suggests the patient is potentially in non-convulsive status epilepticus. When Clarity detects a seizure burden of 90% or greater, it generates a visual and audio alert that is delivered by the recorder, helping the bedside clinician to act promptly to review the alert from Clarity and provide timely care. A seizure burden between 1% and 89% suggests shorter duration seizures or a seizure-like abnormality, which may warrant alerting the neurology team. When Clarity detects a 0% seizure burden, which suggests no ongoing seizure activity, clinicians may be able to more confidently rule out status epilepticus. While EEGs can only be interpreted by a neurologist, Clarity alerts provide information in real time that bedside clinicians can act on immediately to inform treatment decisions. We believe that by enabling bedside clinicians who are not neurologists to review the output of Clarity and provide timely care as well as determine more selectively when neurologist interpretation is required, the Ceribell System helps mitigate the effect of delays in EEG interpretation and neurologist shortages.

Seizure Burden Display

Continuous Seizure Monitoring and Seizure Activity Alerts

0% seizure burden – Likely rule out seizure activity	>90% seizure burden – Potential non-convulsive status epilepticus

1-89% seizure burden - Likely seizure activity or epileptiform abnormality (i.e., unusual brain signals resembling those in epilepsy)	Continuous seizure alert

We are continuously improving our Clarity algorithm and have released software updates to our customers. In May 2023, our Clarity algorithm became the first device to receive 510(k) clearance from FDA for the diagnosis of ESE in adults at risk of seizure. ESE refers to electrographic status epilepticus, which can be diagnosed using EEG alone without the benefit of additional clinical information. The clearance follows prior receipt of Breakthrough Device Designation from the FDA and subsequent receipt of an NTAP code from CMS. In October 2025, we released the latest generation of Clarity with further enhancements to our seizure detection algorithm as well as continued improvements to user workflows.

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
Continuous Seizures Suspected | Aug 08, 2023 - 02:15:32 AM 01:31:20 | Tagged on device
Continuous Seizures Suspected | Aug 08, 2023 - 04:19:42 AM 03:35:30 | Tagged on device
Midazolam | Aug 08, 2023 - 04:32:13 AM 03:48:01 | Tagged on device
Continuous Seizures Suspected | Aug 08, 2023 - 04:34:22 AM 03:50:10 | Tagged on device
clarity™
Agree with Clarity?
Expand/Minimize
Seizure Burden
90%
50%
10%

Sales and Marketing

Sales

We generate revenue primarily from two recurring sources – the sale of our single use, disposable Wearables and a monthly subscription fee charged to our customers for use of Clarity, recorders and the portal. We sell the Ceribell System in the United States through our direct sales organization. We employ a team of sales representatives, including TMs, who are responsible for new customer acquisition, and CAMs, who are responsible for ongoing account coverage, with the primary objective of raising awareness of non-convulsive status epilepticus and gaining more customer support of the Ceribell solution. TMs and CAMs are also jointly responsible for onboarding customers. Together, this team is focused on driving new account growth and greater utilization and delivering high-quality customer experiences. In addition to TMs and CAMs, our commercial organization includes other personnel who are responsible for hospital system relationship management, sales training, launch support, technical assistance, and hospital IT integration and other activities.

Our TMs drive adoption of the Ceribell System in new accounts by engaging with key decision makers to introduce the compelling value proposition of the Ceribell System. They are responsible for identifying key customer prospects, educating them on the value of the Ceribell System and gaining their commitment to acquire the Ceribell System. Given the Ceribell System’s multi-faceted value proposition, driving new account adoption involves multiple stakeholders. Our TMs initially focus on engaging with and gaining the support of intensive care and emergency medicine clinicians, neurologists, and nursing staff, among other clinicians. These individuals have firsthand experience with the limitations of conventional EEG systems in the acute care setting and, as such, often play an important role in championing support for the Ceribell System across the institution. Our TMs work to gain the support of other key stakeholders, including executive leadership, who are responsible for resource allocation and financial management. In addition to driving new account growth, our TMs, in coordination with our CAMs, play a critical role in site onboarding, training, and launch.

Our CAMs are focused on driving increased utilization and penetration within existing accounts, ongoing account coverage, and further supporting customer onboarding. CAMs initially work in close coordination with TMs during the site onboarding phase to ensure a successful launch. We have a highly tailored onboarding program that involves training hospital staff, supporting customers in designing workflows, and integrating with the hospital’s IT system. In the future, we intend to add integration with our customers’ electronic health record systems. We believe that the time we spend supporting our customers during the onboarding process builds customer loyalty and strengthens our competitive position. Once the customer onboarding is complete, CAMs fully assume responsibility for the account. CAMs provide ongoing physician education and training support to promote an excellent user experience and drive greater utilization of the Ceribell System within the hospital by reinforcing our value proposition and increasing disease state awareness. CAMs are also focused on expanding the use of the Ceribell System into additional departments within the hospital.

In the future, we plan to establish our presence internationally. While our current commercial focus is on the United States, we have received a CE Mark for the Ceribell System in Europe, and we intend to pursue additional regulatory clearances in Europe in the future, elsewhere outside of the United States. However, at this stage of our development we do not have more specific intended timing for pursuing additional regulatory clearances in Europe or commercializing our product in Europe. We also plan to engage in market access initiatives in attractive international regions in which we see significant opportunity.

Marketing

In addition to our direct sales efforts, we invest in marketing initiatives to increase awareness of our technology and the prevalence of seizures in critically ill patient populations within the acute care setting. Based on our experience, many intensive care and emergency medicine clinicians underappreciate the prevalence of seizures, particularly non-convulsive seizures, associated with common acute conditions. Through our marketing efforts, we educate providers regarding the prevalence and severity of status epilepticus, the criticality of prompt diagnosis and treatment, and the limitations of conventional EEG systems in the acute care setting.

Our marketing team ensures our representation and presence at national and regional medical society conferences, where our commercial team meets with key opinion leaders and society chairs to discuss greater collaboration and generates prospective customer leads. Additionally, we create and distribute content for digital engagement to educate prospective customers on status epilepticus and the Ceribell System through our website, email, social media, and advertisements. We believe our marketing programs are essential to increasing adoption of the Ceribell System and expanding the use of EEG monitoring in the acute care setting to address the significant unmet needs of critically ill patients at risk of seizures.

Our Clinical Results and Economic Evidence

A robust body of evidence supports the clinical and economic benefits of the Ceribell System for the detection of seizures and management of patients at risk of nonconvulsive status epilepticus in the acute care setting. The Ceribell System has been the subject of over 45 peer-reviewed publications and over 95 abstracts and posters. We believe our base of clinical evidence supports the value of the Ceribell System to all key stakeholders, including patients, clinicians, hospitals, and payers across different hospital types and acute care settings.

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

•
Diagnostic Accuracy of Clarity. The diagnostic accuracy of the Clarity algorithm is typically evaluated by comparing the determination of the Clarity algorithm to a diagnosis made by a panel of neurologists following review of the EEG recording produced by the Ceribell System. These studies generally demonstrate that the Clarity algorithm is specific and sensitive in detecting non-convulsive status epilepticus. Clarity's algorithm can detect nonconvulsive status epilepticus with 87% to 100% sensitivity, 93% to 98% specificity, and 99% to 100% negative predictive value.

Improved Clinical Management and Care

•
Rapid Diagnosis and Ease of Use. The Ceribell System greatly reduces time to EEG setup (i.e., time from EEG order to EEG acquisition) and time to interpretation or diagnosis with the Ceribell System. It takes a median of five minutes to set up a Ceribell EEG, while conventional EEGs take a median of 239 minutes (nearly 4 hours) for arrival and set-up time (even with EEG technicians available 24/7 on site or on-call). There is also a significantly faster median door-to-EEG time of 5.9 hours for Ceribell, compared to 25.3 hours for conventional EEG. Additionally, setup and time to interpretation by conventional EEG systems were subject to delays ranging from 1.8 to 11.2 hours. The Ceribell System is designed for easy learning and implementation. Surveyed physicians consistently rated the system easy to use (4.7 on a scale of 1-5), and a study noted that it “can be set up in minutes by nurses or physicians or any other user.”
•
Reduced Length of Stay. Several studies have shown that the Ceribell System is associated with reduced length of stay in the hospital or ICU. For example, one study found that patients at three large academic hospitals who were initially evaluated with the Ceribell System had a median ICU length of stay that was approximately four days shorter compared to those who received conventional EEG. Another study at a community hospital showed a median hospital length of stay decrease of three days after adoption of the Ceribell System, and a third modeling study estimated a potential decrease in length of stay of 0.4 days in ICU and 1.2 days in hospital.
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
•
Appropriate Reimbursement for Complex Patients. When seizures are accurately identified as a comorbidity of another condition, hospitals may appropriately code the patient as having a comorbid condition or major comorbid condition. One study showed that the improved seizure detection and diagnosis offered by the Ceribell System may support appropriate complication or comorbidity DRG payments from seizure diagnoses, with the study reporting that the use of Ceribell could potentially be associated with an additional annual revenue of $145,580 from more accurate MS-DRG coding.

•
Reduced Strain on Hospital Personnel. The Ceribell System is designed to reduce reliance on EEG technicians for EEG set up and better control of technician infrastructure and workflow. It is simple to use and can be applied by non-specialized healthcare professionals trained on the Ceribell System, which can mitigate burdens on healthcare staff and users of EEG. In a study examining potential reduction in workforce demands due to use of on-call EEG technicians, ten EEG tests were conducted using the Ceribell System, and 40 using conventional EEG systems as a control. No EEG technicians were called to the hospital after hours for any of the tests using the Ceribell System, while technicians were called in to assist with 15 (38%) of the control studies in which conventional EEG systems were used.

Customer Agreements

We generate revenue primarily from two recurring sources – sales of our disposable Wearables which are intended for single patient use, and a subscription service fee charged to our customers on an annual or monthly basis for use of Clarity, recorders, and our portal. In exchange for the subscription service fee, the customer and its authorized users are granted access to the cloud-based portal platform, use of a specified number of recorders, and the Clarity algorithm identifying areas of potential seizure activity.

The majority of customers are invoiced for subscription fees monthly in advance, with all amounts due generally within 30 days of the date of the applicable invoice. Annual subscription fees are invoiced once per year, in the month the subscription service is activated or renewed. Generally, monthly subscriptions automatically renew unless either party gives the other at least 30 days’ written notice of its intent not to renew. We also have a subset of customers with a 2-year subscription. For all customers, either party may terminate the subscription for a material breach that is not cured within 30 days of notice of the breach. We can immediately terminate a subscription if the customer distributes or attempts to assign or sublicense any rights granted. Customers own all rights to data they upload or make available to Ceribell through use of our products or services. We have the right to use (but not sell) such data for our business purposes, obligations, and improvement of the Ceribell System, and we own any derivatives of the data that we develop. We provide product warranties for our recorders and Wearables, which in aggregate are not a material liability. In addition, we have generally agreed to indemnify customers from third party claims regarding a defect in the product, breach of a product representation or warranty, or infringement of U.S. intellectual property rights.

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

The Ceribell System is most commonly deployed in the hospital inpatient setting. For Medicare, inpatient acute-care hospitals are paid under the inpatient prospective payment system (“IPPS”). The IPPS pays a flat rate based on the average charges across all hospitals for specific diagnoses, regardless of whether that particular patient costs more or less. Under the IPPS, each case is categorized into a MS-DRG, which is derived from ICD-10 codes that describe the patient’s diagnoses and procedures performed during the hospital stay. While MS-DRGs and CPT codes are generally employed by both private insurers and government payers, payment rates often differ. Base MS-DRGs may contain subgroups to identify patients with a diagnosed complication or comorbidity or major complication or comorbidity, which may qualify the admission for a higher payment amount intended to reflect the increased resources needed to treat patients with secondary complications or comorbidities. Seizure is considered a comorbidity that typically qualifies as a complication or comorbidity or major complication or comorbidity. Additional, temporary payment is available for new medical services and technologies designated as eligible by CMS for a New Technology Add-on Payment (“NTAP”), if certain criteria are met. In August 2023, CMS approved an NTAP under the IPPS for our newest Clarity algorithm, effective October 1, 2023, for a period of three years.

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

Research and Development

We invest in research and development efforts with the goal of driving continuous improvements in the Ceribell System. We are advancing our mission of becoming the standard of care for the detection and management of seizures in the acute care setting and expanding the clinical indications of the Ceribell System and AI algorithms in the acute care setting and beyond (such as home use). Our research and development team includes hardware and software engineers with deep expertise in mechanical and electrical engineering, data science, AI, embedded software design, and cloud-based data and security architecture.

Manufacturing and Supply

We manage all aspects of manufacturing, supply chain, and distribution of the Wearables and recorders from our facility in Sunnyvale, California. We have partnered with two ISO 13485 certified contract manufacturers (“CM”) in China and Vietnam to manufacture and assemble our Wearables, with final inspection and labeling completed at our facility. See “Supply Agreements” for more information regarding our agreements with these CMs. The components for our recorder are procured from various suppliers and shipped to our facility for final assembly. We believe our current manufacturing capacity is sufficient to meet our current and expected near term growth. We also maintain incremental supply of finished goods, subassembly, and individual components for both the Wearables and recorder to mitigate potential supply disruptions.

We are registered with the FDA as a medical device manufacturer and licensed by the State of California to manufacture and distribute medical devices. We are required to manufacture our products in compliance with the FDA’s Quality Management System Regulation (21 C.F.R. Part 820). We have been ISO 13485 certified since January 2018 with a recertification audit occurring in August 2023 and a successful surveillance audit completed in November 2025. To date, no major non-conformities have been identified in any FDA or ISO audit.

We employ a rigorous supplier assessment, qualification, and selection process targeted to suppliers that meet the requirements of the FDA and the International Organization for Standardization and quality standards supported by internal policies and procedures. Our quality assurance process monitors supplier performance through qualification and periodic supplier reviews and audits.

Wearables

We rely on two primary CMs in China and Vietnam to complete the manufacturing, primary assembly, and inspection of our Wearables. The CMs ship the assembled Wearables to our facility in Sunnyvale, California for final processing, inspection, and labeling. We have redundant vendors for major components or subassemblies of the Wearables.

Recorder

The recorder comprises three primary components: a printed circuit board, a rechargeable battery pack and an LCD screen. We have redundant vendors for major components of the recorder, other than the LCD screen, and recorders are assembled, tested and packaged at our facility in Sunnyvale, California.

Supply Agreements

In January 2022, we entered into a corporate supply agreement with Shenzhen Everwin Precision Technology Co., Ltd. (“Everwin China”) for the supply of headbands on a purchase order basis. This agreement has been amended from time to time, including by Amendment No. 1 in March 2023, Amendment No. 2 in November 2023, and Amendment No. 3 in September 2025 (collectively, the “Everwin Agreement”). The Everwin Agreement grants us a perpetual, irrevocable, worldwide, non-exclusive, royalty-free, fully paid up, transferable right and license to all information and materials necessary for the manufacture, supply, and support of the products provided to us.

The Everwin Agreement became effective on January 10, 2022, and had an initial term of two years. It has been extended through December 31, 2027, subject to automatic one-year renewals thereafter unless either party provides at least 120 days’ prior notice of non-renewal. Either party may terminate the Everwin Agreement for uncured material breach following a 30-day cure period, and we may terminate the Everwin Agreement for convenience upon 30 days’ prior written notice.

Amendment No. 2 designated Everwin Precision Holding (Hong Kong) Company Limited as Everwin China’s agent and provided for deliveries from a facility in Tijuana, Mexico. Amendment No. 3 designated Everwin Precision (Viet Nam) Technology Co., Ltd., a subsidiary of Everwin China (“Everwin Vietnam”), as an agent of Everwin China and provides for deliveries of headbands from Everwin Vietnam’s facility in Vietnam.

We also have a corporate supply agreement with Ease Care, a CM under the management of Luxen and Kersen based in China, pursuant to which we expect to begin making purchases on a purchase order basis in the second half of 2024 for the supply of our headbands (the “Ease Care Agreement”). The Ease Care Agreement was effective beginning in February 2024 with an initial term of two years, which automatically renews for additional one-year periods. The automatic renewals are subject to either party’s right to terminate the Ease Care Agreement without cause by providing notice at least 120 days prior to expiration of the initial term or any one-year renewal period. Either party may terminate the Ease Care Agreement if the other party materially breaches the agreement and fails to cure the breach within 30 days after notice of such breach from the terminating party. We may terminate the Ease Care Agreement for convenience upon 90 days prior notice. The Ease Care Agreement grants us a perpetual, irrevocable, worldwide, non-exclusive, royalty-free, fully paid up, transferable right and license to all information and materials necessary for the manufacture, supply and support of the products that Ease Care provides to us.

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

We also face competition from companies that have designed or aim to design rapid EEG systems or EEG systems specifically for use in the acute care setting, including Nihon Kohden, Zeto, and Natus. These products focus on one or more aspects of the shortcomings of conventional EEG in the acute care setting including time to setup, reliance on specially trained technicians, size of capital equipment, or lack of bedside diagnosis and monitoring capabilities.

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

Stanford Agreement

In June 2015, we entered into a license agreement with the Board of Trustees of the Leland Stanford Junior University (“Stanford University”), as amended in September 2015, April 2017, March 2022, and June 2025 (the “Stanford Agreement”). Pursuant to the Stanford Agreement, Stanford University granted to us a worldwide, term-limited exclusive license under certain patent rights owned or controlled by Stanford University to make, use and sell certain portable devices in connection with brain wave activity.

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

On June 12, 2025, the Company paid the option exercise fee of $250,000 to extend the exclusivity of the license from Stanford until the date the last expiry of the licensed patents, which is in May 2036.

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

We have developed, and are continuing to develop, a comprehensive intellectual property portfolio related to EEG monitoring in the acute care setting, including the Ceribell System hardware and algorithms for seizure detection as well as other medical conditions. As of December 31, 2025, our patent portfolio contains 58 total issued utility patents and pending utility patent applications (excluding European validation states), and includes patents and patent applications that are solely owned by us, exclusively licensed from Stanford University, and co-owned with Stanford University. Of the 58 total patents and patent applications, 23 patents and patent applications are directed to the Ceribell System (14 issued), 16 patents and patent applications are directed to EEG algorithms for seizure detection that run on the Ceribell System (2 issued), and 10 patents and patent applications are directed to EEG sonification (7 issued). Of the 58 total patents and patent applications, 29 are U.S. patents and patent applications, while 29 are foreign patents and patent applications in countries including Europe, China, Japan, Canada, Australia and Hong Kong.

In July 2025, we filed patent infringement complaints against Natus Medical Incorporated and related subsidiaries (“Natus”) with the U.S. International Trade Commission (“USITC”) and the U.S. District Court for the District of Delaware (the “District Court”). These complaints allege that the Natus BrainWatch product infringes upon our proprietary headband and electrode designs. For additional information regarding this litigation, see the section titled “Item 3. Legal Proceedings.”

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

Class I includes devices with the lowest risk to the patient for which safety and effectiveness can be assured by adherence to the FDA’s General Controls for medical devices, which include compliance with the applicable portions of the Quality Management System Regulation (“QMSR”), facility registration and product listing, reporting of adverse medical events, and truthful and non-misleading labeling, advertising, and promotional materials. Class II devices are subject to the FDA’s General Controls, as well as any special controls deemed necessary by the FDA to ensure the safety and effectiveness of the device. These special controls can include performance standards, post-market surveillance, patient registries and FDA guidance documents. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting and some implantable devices, devices that have a new intended use, or devices that use advanced technology that is not substantially equivalent to that of a legally marketed device, are placed in Class III, requiring approval of a PMA.

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

510(k) Clearance marketing pathway

To obtain 510(k) clearance, a manufacturer must submit to the FDA a premarket notification demonstrating that the proposed device is “substantially equivalent” to a predicate device already on the market. A predicate device is a legally marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976, (pre-amendments) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. The FDA’s 510(k) clearance process usually takes from three to twelve months, but may take longer. The FDA may require additional information, including clinical data, to make a determination regarding substantial equivalence. FDA collects user fees for certain medical device submissions and annual fees and for medical device establishments.

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

By statute, FDA is required to classify the device within 120 days following receipt of the de novo request, although the process may take significantly longer. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for special controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. If FDA grants the de novo request, the device may be legally marketed in the United States. However, the FDA may reject the request if the FDA identifies a legally marketed predicate device that would be appropriate for a 510(k) notification, determines that the device is not low-to-moderate risk, or determines that General Controls would be inadequate to control the risks and/or special controls cannot be developed. After a device receives de novo classification, any modification that could significantly affect its safety or efficacy, or that would constitute a major change or modification in its intended use, will require a new 510(k) clearance or, depending on the modification, another de novo request or even PMA approval.

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

Manufacturing processes for medical devices are required to comply with the applicable portions of the QMSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QMSR also requires, among other things, maintenance of a medical device file and complaint files. As a manufacturer, we are subject to periodic scheduled or unscheduled inspections by the FDA. Failure to maintain compliance with the QMSR requirements could result in the shutdown of, or restrictions on, manufacturing operations and the recall or seizure of marketed products. The discovery of previously unknown problems with marketed medical devices, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls.

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

The federal Physician Payments Sunshine Act (“Sunshine Act”) was signed into law in 2010 as part of the Affordable Care Act and amended in 2018 with the SUPPORT Act. The Sunshine Act applies to (a) group purchasing organizations and (b) certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (“Applicable Manufacturers”), with specific exceptions. Applicable Manufacturers must report annually to the Centers for Medicare & Medicaid Services (“CMS”) certain information related to payments or other transfers of value made to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other healthcare professionals such as physician assistants and nurse practitioners, and teaching hospitals, including ownership and investment interests held by physicians and their immediate family members. CMS has issued implementing regulations and the reported data is publicly available on the CMS Open Payments website.

Several states in which we operate have also adopted fraud and abuse laws similar to those described above. The scope of these laws and their interpretations vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payer, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program.

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

We believe the overall escalating cost of medical products and services being paid for by the government and private health insurance has led to, and will continue to lead to, increased pressures on the healthcare and medical device industries to reduce the costs of products and services. Third-party payers are developing increasingly sophisticated methods of controlling healthcare costs through, for example, prospective reimbursement and capitation programs, group purchasing, redesign of benefits, and exploration of more cost-effective methods of delivering healthcare. In the United States, some insured individuals enroll in managed care programs, which monitor and often require pre-approval of the services that a member will receive. Some managed care programs pay their providers on a per capita (patient) basis. These programs may put providers at financial risk for the services provided to their patients by paying these providers a predetermined payment per member per month and, consequently, may limit the willingness of these providers to use our products.

Although we do not currently sell into international markets, we note that reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific product lines and procedures. There can be no assurance that our products will be considered cost-effective by third party payers, that an adequate level of reimbursement will be available or that payers’ reimbursement policies will not adversely affect our ability to sell our products profitably. Increasingly, local, product-specific reimbursement law is applied as an overlay to medical device regulation, which has provided an additional layer of requirements.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell our products profitably. Among policy makers and payers in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. Current and future legislative proposals to further reform healthcare or reduce healthcare costs may limit coverage of or lower reimbursement for the procedures associated with the use of our products. The cost containment measures that payers and providers are instituting and the effect of any healthcare reform initiative implemented in the future could impact our revenue from the sale of our products.

The implementation of the Affordable Care Act (the “ACA”) in the United States, for example, substantially changed healthcare financing and delivery by both governmental and private insurers, and significantly affected medical device manufacturers. The ACA, among other things, provided incentives to programs that increase the federal government’s comparative effectiveness research, and implemented payment system reforms including a national pilot program on payment bundling to encourage hospitals, physicians, and other providers to improve the coordination, quality and efficiency of certain healthcare services through bundled payment models. Additionally, the ACA expanded eligibility criteria for Medicaid programs and created a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research. Since its enactment, there have been judicial, executive and political challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states, without specifically ruling on its constitutionality.

Other legislative changes have been proposed and adopted since the ACA was enacted. For example, the Budget Control Act of 2011, among other things, reduced Medicare payments to providers, effective on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020, through March 31, 2022, unless additional Congressional action is taken. Additionally, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. In 2025, as part of the budget reconciliation process, the One Big Beautiful Bill Act included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.

We expect additional state and federal healthcare reform measures to be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products or additional pricing pressure.

Employees and Human Capital Resources

As of December 31, 2025, we had 327 full-time employees. None of our employees are represented by a labor union nor party to a collective bargaining agreement.

Our human capital objectives include retaining and incentivizing existing employees and recruiting and integrating new employees. The principal purposes of our compensation program, including our equity incentive plans, are to attract, retain and motivate employees, consultants and directors through the granting of stock-based compensation awards and cash-based bonus awards, as appropriate.

Corporate Information

Our corporate headquarters is located at 360 N. Pastoria Avenue, Sunnyvale, California 94085. Our telephone number is (800) 436-0826. We use our website at www.ceribell.com to communicate important information about our company, including news releases and financial information. We also make available on our website, free of charge on the investor relations webpage, copies of our Securities and Exchange Commission (“SEC”) filings and submissions, which can be found at the SEC’s website, www.sec.gov, as soon as reasonably practicable after electronic filing or furnishing of such documents to the SEC. Stockholders may also request copies of these documents by writing to our Corporate Secretary at the address above. Website references are provided throughout this document for convenience only. The contents of these websites do not constitute a part of this Annual Report and shall not be deemed incorporated by reference into this Annual Report unless expressly noted.

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

Business and Industry Risk Factors

We have a limited operating history and have experienced rapid growth, which may strain our resources and make it difficult to evaluate our business and future prospects. If we are unable to manage our expansion effectively, our business could be materially and adversely affected.

We were founded in 2014 and began selling Ceribell headbands, recorder, and portal in 2018. Since our formation in 2014, we have achieved several key operational milestones that we believe position us for continued growth and success, including our receipt of 510(k) clearance from the FDA for our recorder and headband in 2017, our first commercial sales in 2018, our receipt of 510(k) clearance from the FDA for an early version of Clarity in 2019, and our growth to over 300 employees as of December 31, 2025. Accordingly, we have a limited operating history, which makes evaluation of our future prospects difficult. In that time, we have experienced periods of significant growth in revenue and employees and rapid changes in our business, which have required us to scale the size of our organization and infrastructure.

Any growth that we experience in the future will require us to further expand our sales and marketing and research and development personnel (including those with software and hardware expertise), our manufacturing operations, and our general and administrative infrastructure. In addition to the need to scale our operational capacity, future growth will impose significant added responsibilities on management, including the need to identify, recruit, train, and integrate additional employees. Rapid expansion in personnel could impact our capacity to manufacture, market, sell, and support our products, which could result in inefficiencies, unanticipated costs, and disruptions to our operations, and could also pose challenges to retaining our existing employees, including through increased reliance on overtime that could result in greater attrition and reduced productivity. While our quarterly revenues have generally increased since our commercial launch, our results of operations have fluctuated in the past, and our future quarterly and annual results of operations may fluctuate as we focus on increasing demand for our products. We may need to make business decisions that could adversely affect our results of operations and prospects, such as modifications to our pricing and reimbursement strategy, business structure, or operations.

The challenges we face in managing our business, including the changing reimbursement and regulatory landscapes, place significant demands on our management, financial, operational, manufacturing, technological, and other resources, and we expect that managing our business will continue to require us to develop and improve our operational, financial and other internal controls, reporting systems, and procedures at a pace consistent with our growth. Continued growth increases challenges in areas such as recruiting and retaining sufficient skilled personnel, providing adequate training and supervision to maintain high-quality product standards and regulatory compliance, and preserving our culture and values. We have also had, and may in the future experience, delays with onboarding new accounts due to scheduling and other logistical issues. We may not be able to address these challenges in a cost-effective manner, or at all. As we grow, we may also need to invest significant resources to improve and expand our manufacturing capabilities and technology, and we may not be able to do so in a cost-effective manner or at all. We cannot assure you that changes in scale, quality, or compliance assurance, including those related to any future additional indications for the Ceribell System, will be successfully implemented or that appropriate personnel will be available to facilitate the management of our business. Failure to implement necessary quality and compliance procedures, transition to new manufacturing processes or supply chains, or hire or maintain necessary personnel could result in higher costs or an inability to meet demand. In addition, our business is affected by general macroeconomic and business conditions around the world, including the impacts of inflation, increased interest rates, market instability, geopolitical conditions and conflicts, health crises, and natural disasters. If we do not effectively manage our growth and the various challenges we face, we may not be able to execute on our business plan, respond to competitive pressures, take advantage of market opportunities, satisfy customer requirements, or maintain high-quality products, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

We have a history of net losses, and we expect to incur additional substantial losses in the foreseeable future.

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the fiscal year ended December 31, 2025, we incurred a net loss of $53.4 million. As of December 31, 2025, we had an accumulated deficit of $220.4 million. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to achieve or maintain profitability, and our business, financial condition, results of operations, and prospects will be harmed. Since inception, we have spent significant amounts to develop the Ceribell System and related algorithms, to fund clinical studies, to develop and build our manufacturing capacities, to scale our commercial operations, and to recruit and retain key talent.

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

We spend significant amounts on marketing and brand-building initiatives to increase market awareness of the Ceribell System, reinforce the importance of prompt diagnosis of non-convulsive status epilepticus, and highlight the limitations of conventional EEG systems. We believe these programs are essential to increasing adoption; however, these initiatives may not be successful or cost-effective. If our marketing efforts prove less successful than anticipated, we may not be able to recover our spend, and our rates of customer acquisition or retention may fail to meet market expectations.

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

If healthcare professionals do not perceive our products to be useful, effective, reliable, and trustworthy, or if we are unable to provide sufficient training to healthcare professionals or harmonize our products with hospital information technology systems, we may not be able to attract or retain customers. Healthcare professionals may perceive the Ceribell System to be less useful if they do not subscribe for access to the Clarity algorithm as part of their use of the Ceribell System, whether because of incremental cost, lack of familiarity or trust in the algorithm’s diagnostic accuracy, or if, for similar reasons, they do not rely on the Clarity algorithm (including automated alerts) to interpret the EEG results produced by the Ceribell System. In addition, building a strong brand is critical to our success, but negative clinical research results or publicity or an adverse change to published or unpublished guidelines or recommendations from third parties (including, without limitation, medical societies) relating to the use, clinical benefit, or risk profile of the Ceribell System or AI-enabled devices, or reduced montage EEGs or rapid EEGs in general could result in negative perception by healthcare professionals and affect our brand and reputation. For example, Villamar et al. (2023), a study that retrospectively reviewed EEG recordings for 21 patients who were admitted to a medical intensive care unit after cardiac arrest, found that the Clarity algorithm that was in use at the time of the study did not detect seizures in the four patients who were experiencing them. While we constantly work to improve the Ceribell algorithm and overall Ceribell System, the technologies we work with are novel and complex, and we cannot assure you that there will not be additional negative reports on the Ceribell System in the future. Further, customers who are dissatisfied with their experiences with the Ceribell System may post negative reviews, and we have been, and may in the future become, the subject of blog, forum, or other social media postings that contain negative statements about us, which are outside of our control and may be inaccurate. Any negative publicity, whether real or perceived, disseminated by word-of-mouth, the general media, electronic or social networking platforms, competitor materials, or other methods, could harm our reputation and brand and could severely diminish consumer confidence in our products. Further, a shortage of neurologists or other clinicians (if any) available to read the results of the Ceribell System, could negatively affect the timely assessment of data from the Ceribell System. Lack of support for our products from healthcare professionals can affect how receptive physicians will be to use our products for their patients and could result in decreased demand for our products. Negative healthcare professional perception could also render us less attractive to future hospital customers, which could result in decreased sales of our products. A number of other factors, including the impacts of economic conditions and regulatory changes on hospital budgets and spending patterns, could potentially negatively affect new customer acquisitions and demand for our products.

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

Adapting our manufacturing and production capacities to evolving patterns of demand is expensive, time-consuming, and subject to significant uncertainties. We may not be able to adequately predict emerging customer trends and may be unable to adjust our production and inventory levels in a timely manner.

We market the Ceribell System directly to potential customers in the United States, where we face the risk of significant changes in the demand for our products, including demand for our disposable Wearables based on usage rates. If demand decreases, we will need to implement capacity and cost reduction measures involving restructuring costs. If demand increases, we will be required to make capital expenditures related to increased production and expenditures to hire and train production, sales and marketing, and product support personnel. This would put pressure on our internal and third-party manufacturing capabilities. For example, a sudden increase in demand could require increased production of components, such as our disposable Wearables that are intended for single patient use, so that our customers can timely deliver care to their patients. Adapting to changes in demand inherently lags behind the actual changes because it takes time to identify the change the market is undergoing and to implement any measures to take as a result. Finally, capacity adjustments are inherently risky because there is imperfect information, and sales trends may rapidly intensify, ebb, or even reverse. We may be unable to accurately or timely predict trends in demand and customer behavior or to take appropriate measures to mitigate risks and react to opportunities resulting from such trends. Any inability in the future to identify or to adequately and effectively react to changes in demand could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

Changes in trade policy, tariffs, and our reliance on international manufacturing and supply chain operations expose us to foreign operational and trade risks that may adversely affect our business, results of operations, and financial condition.

The U.S. government has implemented or proposed changes to international trade policy through the renegotiation or potential termination of existing trade agreements and the imposition of tariffs on a wide range of products from China, Vietnam, countries in EMEA, and other regions. In response, China and other countries have imposed or proposed additional tariffs and trade restrictions on imports from the United States. Trade relations between the United States and China remain volatile and uncertain. In 2025, the U.S. imposed additional tariffs on imports from China, Vietnam, and other regions and announced and subsequently paused implementation of certain tariffs. These actions and related retaliation have created significant market uncertainty and may affect the prices of and demand for our products, negatively impacting our results of operations.

We rely on manufacturing facilities and third-party suppliers outside the United States, including in China and Vietnam, for the primary assembly and inspection of our Wearables and for a significant portion of our components. We rely on two primary contract manufacturers in China and maintain contractors in China who perform monitoring and quality inspection services. Our operations also depend on the availability of raw materials and components.

Our suppliers and manufacturers in China expose us to political, legal, and economic risks, including deterioration of U.S.–China relations and changes in U.S. and Chinese laws and regulations relating to sanctions, taxation, import and export restrictions, tariffs, environmental protection, intellectual property, currency controls, cybersecurity, labor and human rights practices, privacy, and public health. Tariffs on products imported from China could adversely affect our suppliers’ operations, potentially causing disruptions or requiring us to transition to alternative manufacturers.

In addition, the Uyghur Forced Labor Prevention Act could prohibit the importation of products or components if any portion of our supply chain is determined to involve forced labor in the Xinjiang Uyghur Autonomous Region. Trade regulations in China remain fluid, and sustained geopolitical tensions could result in additional tariffs, trade restrictions, or a global economic slowdown.

Increased tariffs and countermeasures could raise costs, limit material availability, disrupt global supply chains, increase market volatility, and create operational challenges, materially adversely affecting our sales, gross margins, and customer demand.

Although we have engaged vendors and a contract manufacturer in Vietnam to mitigate certain supply chain risks, these efforts may not be effective, may increase capital and operating costs, and could adversely affect our operating results. Labor costs in China have increased and may continue to rise, and shortages of qualified workers could further constrain production and increase costs passed on to us.

Our international operations also expose us to risks including logistics disruptions, higher component costs, quality control issues, political and economic instability, outbreaks of contagious diseases, regulatory restrictions, intellectual property protection challenges, currency fluctuations, adverse tax consequences, lack of long-term supplier commitments, supplier failures, and labor disputes or natural disasters.

If we cannot innovate at the pace of our competitors, we may not be able to develop or exploit new technologies in time to remain competitive.

For us to remain competitive, it is essential to be at the forefront of new technologies, including in the rapidly evolving area of AI. If we are unable to meet customer demands for new technology, or if the technologies we introduce are viewed less favorably than our competitors’ products, our results of operations and future prospects may be negatively affected. To meet our customers’ needs in these areas, we must continuously work on our product design, develop our algorithms, and invest in and develop new technologies. We will also need to anticipate customer demand with respect to these technologies and which technological advances are most desirable in the EEG monitoring products and any future additional products we market. This need will require our employees to continue learning and adapting to new technologies, and will require us to compete for highly skilled talent in a competitive market. Our operating results depend to a significant extent on our ability to anticipate and adapt to technological changes in the EEG monitoring market, maintain innovation, maintain a strong product pipeline, and reduce or maintain low costs for producing high-quality EEG monitoring products. Any inability to do so could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Artificial intelligence presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, including the algorithms used in the Clarity platform and other AI-enabled features of the Ceribell System, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. We may adopt and integrate artificial intelligence tools, including generative artificial intelligence tools, for specific use cases reviewed by legal and information security. Our vendors may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience.

If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of artificial intelligence, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and have a material adverse effect on our business, financial condition and results of operations.

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

The U.S. federal government has shut down multiple times in the past, and certain regulatory agencies, including the FDA, the Centers for Medicare & Medicaid Services (“CMS”), the USITC, the U.S. Patent and Trademark Office (“USPTO”), the U.S. Department of Defense, and the U.S. Department of Veterans Affairs, have had to furlough employees and suspend some of their activities. A prolonged shutdown could delay regulatory reviews and approvals, litigation proceedings, or government program implementations and could ultimately disrupt or delay our research and development, manufacturing, commercialization, or intellectual property enforcement activities. Any such delays or disruptions could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

More recently, the One Big Beautiful Bill Act (the “OBBBA”) was signed into law, which included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.

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

In addition, in January 2026, we received Breakthrough Device Designation from the FDA for our Ceribell LVO System, a portable EEG-based stroke detection and monitoring system in development intended for use in hospital settings to monitor adult patients for whom a reliable neurological exam for LVO stroke are often challenging and to notify medical professionals of suspected LVO stroke, which notifications are intended to be confirmed by CT or MR angiography prior to initiation of treatment. Breakthrough Device Designation provides certain benefits, including more interactive and timely communications with FDA staff, potential use of post-market data collection to facilitate expedited development and review, opportunities for more efficient and flexible clinical study design, and prioritized review of premarket submissions. However, there can be no guarantee that these benefits will materialize or significantly impact our development and regulatory approval process. Even where our product candidates have received Breakthrough Device Designation, we may not experience a faster development process, review, or approval compared to conventional FDA procedures. Breakthrough Device Designation does not alter the regulatory standards for marketing authorization or guarantee that we will ultimately obtain FDA clearance or approval for the designated indication. Furthermore, the FDA may rescind Breakthrough Device Designation if it believes that the designation is no longer supported by data from our clinical development program. As with all FDA marketing authorizations, we will need to continue to comply with applicable regulations and standards, which may change over time.

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

In the United States, the methods used in, and the facilities used for, the manufacture of medical devices must comply with the FDA’s cGMPs for medical devices, known as the QMSR, which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing, and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QMSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations governing manufacturing.

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

It is possible that there may be side effects and adverse events associated with the use of our medical devices or any future devices we develop. For example, the Ceribell System has in certain instances issued false alarms, i.e., report seizure activity when there is no seizure, and in other instances has failed to report or under-reported seizure activity when there is seizure, and may continue to do so, all of which may lead to patients being misdiagnosed, receiving unnecessary medical procedures or treatments, or experiencing delays in receiving necessary medical procedures or treatments. Additionally, the Wearables used as part of the Ceribell System may cause skin irritation to patients or break down sooner than expected. Use of the Ceribell System, including both the Wearables and EEG recorder, may present infection control hazards to both patients and healthcare staff. The EEG recorder may also present additional hazards to patients and healthcare staff, including mechanical hazards, electrical hazards, and thermal hazards relating to the device’s integrated lithium-ion battery. Failure of the EEG recorder to transmit data to our portal due to software or hardware problems, incorrect setup or configuration, network incompatibility, or user error may lead to patients experiencing delays in receiving necessary medical procedures or treatments. The FDA’s medical device reporting regulations require us to assess reportability of adverse events that come to our attention and report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the event as well as the nature of the event. We may fail to report events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. The FDA may also disagree with our determinations that an event was not reportable. To date, we have not filed any medical device reports with the FDA. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our marketing authorizations, seizure of our products, or delay in obtaining marketing authorizations for our future products.

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

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its policies, adopt additional regulations, or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of any future products under development or impact our ability to modify any products for which we have already obtained marketing authorizations on a timely basis. For example, on February 2, 2026, the FDA’s final rule implementing the FDA’s QMSR became effective. The QMSR, which replaced the FDA’s former Quality System Regulation (“QSR”), sets forth the FDA’s cGMP requirements for medical devices, and among other things, incorporates by reference certain elements of the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485 2016 are substantially similar to those set forth in the QSR, and although our quality management system is designed to comply with ISO 13485, the FDA has indicated that ISO:13485 certification alone will not ensure compliance under the QMSR, nor will ISO certification exempt manufacturers from FDA inspection. The QMSR also includes certain compliance obligations, such as those relating to unique device identification, product traceability, and maintenance of complaint and service records, that align more closely with the FDA’s existing medical device requirements than with ISO standards. Accordingly, it remains unclear the extent to which the QMSR may impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business.

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

We are also subject to certain economic and trade sanctions programs that are administered by the U.S. Department of the Treasury’s Office of Foreign Assets Control which prohibit or restrict transactions to or from or dealings with specified countries, their governments, and in certain circumstances, their nationals, and with individuals and entities that are specially-designated nationals of those countries, narcotics traffickers and terrorists or terrorist organizations. For example, in December 2021, the U.S. Congress enacted the Uyghur Forced Labor Prevention Act in an effort to prevent what it views as forced labor and human rights abuses in the Xinjiang Uyghur Autonomous Region (the “XUAR”). If it is determined that our third-party suppliers and manufacturers produce or manufacture our components or products wholly or in part from the XUAR, then we could be prohibited from importing such components or products into the United States.

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

We manufacture the Ceribell System at our manufacturing facilities in Sunnyvale, California, using Wearables supplied by third-party manufacturers located in China and Vietnam and components for our recorder procured from various suppliers and shipped to our facility for final assembly. While we believe that we currently have adequate manufacturing capacity and supplies for our products sufficient to meet our demand forecasts, if demand for the Ceribell System increases more rapidly than we anticipate, if we encounter problems with one or more of our manufacturers, including as a result of trade restrictions related to China, or if we secure regulatory approval to commercialize our products in additional geographies or indications, we may need to either expand our manufacturing capabilities, qualify new suppliers, or outsource to other manufacturers.

Our third-party manufacturers may not take the necessary steps to comply with applicable regulations, which could cause delays in the delivery of our medical devices. The methods used in, and the facilities used for, the manufacture of medical devices sold in the United States must comply with the QMSR. See the risk factor titled, “Our products must be manufactured in accordance with applicable laws and regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations.” Manufacturers of medical device products often encounter difficulties in production, including difficulties with production costs and yields, quality control, quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced FDA requirements, other federal and state regulatory requirements and foreign regulations, to the extent applicable. If we fail to manufacture our products in compliance with the QMSR, or if our or our third-party suppliers’ manufacturing facilities suffer disruptions, supply chain issues, machine failures, slowdowns, or disrepair, we may not be able to fulfill customer demand and our business would be harmed.

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
•
inability of suppliers to comply with applicable provisions of the QMSR or other applicable laws or regulations enforced by the FDA and other regulatory authorities;
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

These components, sub-assemblies and services are critical to us, and there are relatively few alternative sources of supply. Our suppliers generally are not under long-term contracts with us, and may experience delays or issues, stop producing our components or sub-assemblies, increase the prices they charge us, or elect to terminate their relationships with us. In any of these cases, we could face a delay of several months to identify, perform appropriate testing and qualify alternative manufacturers and suppliers with regulatory authorities, as we currently have transition plans for some but not all of our manufacturers and suppliers. In addition, the failure of our third-party manufacturers and suppliers to maintain acceptable quality requirements could result in quality issues, including recalls of our products. If one of our manufacturers or suppliers fails to maintain acceptable quality requirements, we may have to identify and qualify a new manufacturer or supplier. Although we require our third-party manufacturers and suppliers to supply us with materials, components, and services that meet our specifications and comply with applicable provisions of the QMSR and other applicable legal and regulatory requirements in our agreements and contracts, and we perform incoming inspection, testing, or other acceptance activities to ensure the materials and components meet our requirements, there is a risk that they may not supply components that meet our requirements or supply components in a timely manner.

We do not have complete control over all aspects of the manufacturing process of, and are dependent on, our manufacturing partners for compliance with cGMP regulations applicable to certain components of our products. Third-party manufacturers may not be able, or fail, to comply with cGMP regulations. If our third-party manufacturers cannot successfully manufacture our products that conform to our specifications and the strict regulatory requirements of the FDA, they will not be able to secure and/or maintain registration for their manufacturing facilities. In addition, we do not have complete control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. The failure of our manufacturing partners to maintain acceptable quality requirements could result in quality issues, including recalls of our products. If one of our manufacturing partners fails to maintain acceptable quality requirements or perform as agreed, we may have to identify and qualify a new supplier or develop in-house manufacturing capabilities, which could require significant capital investments.

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

Certain states have also adopted comparable privacy and security laws and regulations, which govern the privacy, collection, use, processing, disclosure, and protection of health-related and other personal information. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our customers. For example, the California Consumer Privacy Act, as amended by the California Privacy Rights Act (collectively, the “CCPA”) requires covered businesses that process the personal information of California residents to, among other things: (i) provide certain disclosures to California residents regarding the business’s collection, use, and disclosure of their personal information; (ii) receive and respond to requests from California residents to access, delete, and correct their personal information, or to opt out of certain disclosures of their personal information; and (iii) enter into specific contractual provisions with service providers that process California resident personal information on the business’s behalf. Additional compliance investment and potential business process changes may also be required. Similar laws have been passed in other states and are continuing to be proposed at the state and federal level, reflecting a trend toward more stringent privacy legislation in the United States. For example, Washington State enacted the Washington My Health My Data Act, which broadly defines consumer health data, creates a private right of action to allow individuals to sue for violations of the law, imposes stringent consent requirements, and grants consumers certain rights with respect to their health data, including to request deletion of their information. The enactment of such laws could have potentially conflicting requirements that would make compliance challenging. In the event that we are subject to or affected by HIPAA, the CCPA, or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

We may in the future become subject to rapidly evolving data protection laws, rules and regulations in foreign jurisdictions, many of which have developed privacy and data protection requirements that impose requirements that differ substantially from those that apply within the United States. For example, in Europe, the European Union General Data Protection Regulation (the “EU GDPR”) and the United Kingdom General Data Protection Regulation and Data Protection Act 2018 (the “UK GDPR” and together with the EU GDPR referred to as the “GDPR”) governs the collection, use, disclosure, transfer, and other processing of personal data of individuals within the European Economic Area (the “EEA”) and United Kingdom (the “UK”) and imposes stringent requirements for data processors and controllers of such personal data or in the context of their activities within the EEA or UK. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4% of the annual global revenues of the noncompliant undertaking, whichever is greater. In addition to fines, a breach of the GDPR may result in regulatory investigations, reputational damage, orders to cease/ change our data processing activities, enforcement notices, assessment notices (for a compulsory audit), and/or civil claims (including class actions). The processing of “special category personal data” (such as personal data related to health and genetic information), which could become relevant to our operations in the context of our conduct of clinical trials, may also impose heightened compliance burdens under European data protection laws and is of interest to relevant regulators. Among other requirements, the GDPR regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EEA, and the United States remains uncertain. As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business. As we expand into foreign countries and jurisdictions, we will become subject to additional laws and regulations that will affect how we conduct business, and we expect the existing legal complexity and uncertainty regarding international personal data transfers to continue. As the regulatory guidance and enforcement landscape in relation to data transfers continue to develop, we could suffer additional costs, complaints and regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we operate our business, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results.

The Federal Trade Commission (the “FTC”) also has authority to initiate enforcement actions against entities that mislead customers about HIPAA compliance, make deceptive statements about privacy and data sharing in privacy policies, fail to limit third-party use of health information, fail to implement policies to protect health information, or engage in other unfair practices that harm customers or that may violate Section 5 of the FTC Act. Even when HIPAA does not apply, failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair acts or practices in or affecting commerce under the FTC Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business and the cost of available tools to improve security and reduce vulnerabilities. Additionally, federal and state consumer protection laws are increasingly being applied by FTC and states’ attorneys general to regulate the collection, use, storage, and disclosure of health-related and other personal information, through websites or otherwise, and to regulate the presentation of website content.

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

It is possible that further new laws and regulations will be adopted in the United States and in other non-U.S. jurisdictions, or that existing laws and regulations, including competition and antitrust laws, may be interpreted in ways that would limit our ability to use AI Technologies for our business, or require us to change the way we use AI Technologies in a manner that negatively affects the performance of the Ceribell System and business and the way in which we use AI Technologies. We may need to expend resources to adjust the Ceribell System in certain jurisdictions if the laws, regulations, or decisions are not consistent across jurisdictions. Further, the cost to comply with such laws, regulations or decisions and/or guidance interpreting existing laws, could be significant and would increase our operating expenses (such as by imposing additional reporting obligations regarding our use of AI Technologies). Such an increase in operating expenses, as well as any actual or perceived failure to comply with such laws and regulations, could materially and adversely affect our business, financial condition, results of operations, and prospects.

Our business and operations may suffer in the event of information technology system failures, cyber attacks, or deficiencies in our cybersecurity.

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business. In the ordinary course of our business, we collect, store, transmit, and process large amounts of confidential information, including intellectual property, proprietary business information, preclinical and clinical trial data, and personal information of clinical trial participants, patients of our customers, and our employees and contractors (collectively, “Confidential Information”). We may also share Confidential Information with our partners or other third parties in conjunction with our business. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such Confidential Information.

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

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, information technology systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques – including artificial intelligence – that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

We and certain of our customers and service providers may be subject to cyber attacks and security incidents from time to time. While we do not believe that we have experienced any significant information technology system failure, accident, or security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to a loss, corruption or unauthorized disclosure or misappropriation of our trade secrets, personal information, patient data collected from our customers or other Confidential Information or other similar disruptions. It could also expose us to risks, including an inability to provide our services and fulfill contractual demands, and could cause management distraction and the obligation to devote significant financial and other resources to mitigate such problems, which would increase our future information security costs, including through organizational changes, deploying additional personnel, reinforcing administrative, physical and technical safeguards, further training of employees, changing third-party vendor control practices, and engaging third-party subject matter experts and consultants and reduce the demand for our technology and services. If a security breach or other incident were to result in the unauthorized access to or unauthorized use, disclosure, release, or other processing of personal information, including the patient data of our customers, it may be necessary to notify individuals, governmental authorities, supervisory bodies, the media, and other parties pursuant to privacy and security laws and the costs associated with the investigation, remediation, and potential notification of the breach to third-parties and data subjects could be material.

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

The USPTO, and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process. In addition, periodic maintenance fees, renewal fees, annuity fees, and various other government fees on issued patents often must be paid to the USPTO and foreign patent agencies over the lifetime of the patent and/or applications and any patent rights we may obtain in the future. While an unintentional lapse of a patent or patent application can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which non-compliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees, and failure to properly legalize and submit formal documents. There could also be delays at the USPTO caused by staffing cuts and other U.S. government actions as a result of the U.S. Department of Government Efficiency or other executive actions to reduce the size of the U.S. government. If we or our patent licensors fail to maintain the patents and patent applications that we in-license, we may not be able to stop a competitor from marketing products, services, or technologies that are the same as or similar to our products, services, or technologies, which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

The medical device industry is highly competitive and litigious with respect to patents, trademarks, trade secrets, and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. Third parties, including our competitors, may currently, or in the future, infringe, misappropriate, or otherwise violate our issued patents or other intellectual property rights, and we may file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming, and unsuccessful. We regularly monitor for unauthorized use of our intellectual property rights and, from time to time, analyze whether to seek to enforce our rights against potential infringement, misappropriation, or violation of our intellectual property rights. However, the steps we have taken, and are taking, to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation, or violation of our intellectual property rights. In certain circumstances it may not be practicable or cost-effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Our ability to enforce our patent or other intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products, services, or technologies. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product, services, or technologies. Thus, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products, services, and technologies. We are currently involved in litigation against Natus, which is more fully described in “Item 3. Legal Proceedings”, to protect or enforce our intellectual property rights, and we may initiate or become subject to additional litigation in the future. Litigation is inherently uncertain, may result in counterclaims or challenges to the validity of our patents, and can be costly and time-consuming. An adverse result in any litigation proceeding could harm our business. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from manufacturing, commercializing, using or importing the product, service, offering or technology at issue on grounds that our intellectual property rights do not cover, and the other party is not infringing, violating or otherwise misappropriating our intellectual property, through the manufacture, commercialization, use or importation of the product, service, offering or technology in question. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate, or otherwise violate their intellectual property rights. If we initiate legal proceedings against a third party to enforce a patent covering a product, service, offering or technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from USPTO, or made a misleading statement, during prosecution. Mechanisms for such challenges include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). In a patent or other intellectual property proceeding, a court may decide that a patent or other intellectual property right of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims or other intellectual property narrowly or refuse to stop the other party from manufacturing, commercializing, using or importing the product, service, offering, or technology at issue on the grounds that our patents or other intellectual property do not cover the manufacture, commercialization, use, or importation of the product, service, offering, or technology in question. Furthermore, even if our patents or other intellectual property rights are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation or administrative proceeding could put one or more of our patents or other intellectual property rights at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business, financial condition, results of operations and prospects. Moreover, even if we are successful in any litigation, we may incur significant expense in connection with such proceedings, and the amount of any monetary damages may be inadequate to compensate us for damage as a result of the infringement and the proceedings. A legal proceeding, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. Protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

We cannot guarantee that any of our patent searches or analyses, including but not limited to the identification of relevant patents, analysis of the scope of relevant patent claims or determination of the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States, Europe and elsewhere that is relevant to or necessary for the commercialization of our products in any jurisdiction. Patent applications in the United States, the European Union and elsewhere are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our products or the use of our products. After issuance, the scope of patent claims remains subject to construction as determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. We may incorrectly determine that our products are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States, the European Union or elsewhere that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our products, if approved.

Although our agreements with third-party manufacturing partners generally seek to prevent them from misusing our intellectual property and trade secrets, or using our designs to manufacture products for our competitors, we may be unsuccessful in monitoring and enforcing our intellectual property rights against these manufacturing partners and may find counterfeit goods in the market being sold as our products or future products similar to ours produced for our competitors using our intellectual property. Although we take steps to stop counterfeits, we may not be successful and network operators who purchase these counterfeit goods may experience product defects or failures, harming our reputation and brand and causing us to lose future sales. Any of the foregoing could harm our business, financial condition and results of operations.

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

In addition to patent protection, we also rely on other intellectual property rights, including trade secrets, know-how, and/or other proprietary information that is not patentable or that we elect not to patent. However, trade secrets can be difficult to protect, and some courts are less willing or unwilling to protect trade secrets. To protect and maintain the confidentiality of our trade secrets and other proprietary information, we rely heavily on confidentiality provisions that we have in contracts with our employees, consultants, collaborators, and other third parties. We generally enter into confidentiality and inventions assignment agreements with our employees, consultants, and applicable third parties upon their commencement of a relationship with us. However, we cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes, and we may not enter into such agreements with all employees, consultants, and third parties who have been involved in the development of our inventions. Although we generally require all of our employees, consultants, advisors, and any third parties who have access to our proprietary know-how, information, or technology to enter into confidentiality agreements, we cannot provide any assurances that all such agreements have been duly executed, and any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets. We may also need to share our proprietary know-how with current or future partners, collaborators, contractors and others located in countries at heightened risk of theft of trade secrets, including through direct intrusion by private parties or foreign actors, and those affiliated with or controlled by state actors. As a result, we may encounter significant problems in protecting and defending our intellectual property both in the United States and abroad.

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

We have incurred substantial losses during our history and may never achieve profitability. U.S. federal net operating loss carryforwards (“NOLs”) we generated in tax years through December 31, 2017, may be carried forward for 20 years and may fully offset taxable income in the year utilized, and federal NOLs we generated in tax years beginning after December 31, 2017, may be carried forward indefinitely but may only be used to offset 80% of our taxable income annually for tax years beginning after December 31, 2020. As of December 31, 2025, we had NOLs of approximately $165.6 million for federal income tax purposes and $157.6 million for state income tax purposes.

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

We have entered into a venture loan and security agreement, dated as of February 6, 2024, by and among us, Horizon Technology Finance Corporation, as a lender and collateral agent, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), as a lender (the “VLSA”). Concurrent with the VLSA, we also entered into a Loan and Security Agreement with SVB for a senior revolving line of credit of up to $10.0 million (the “Revolving Facility”). As of December 31, 2025, $20.0 million in aggregate principal amount was outstanding under the VLSA, and no amount was outstanding under the Revolving Facility. The VLSA and the

Revolving Facility contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

We incur significant costs as a result of operating as a public company. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would seriously harm our business.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. The reporting requirements, rules and regulations have and will likely continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404“) and the related rules of the SEC, which generally require our management to report on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts.

During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm our business.

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

The market price of our common stock may be highly volatile and could fluctuate or decline significantly in response to numerous factors, many of which are beyond our control, including:

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
•
an incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a third-party vendor risk management process for key service providers based on the security team’s assessment of their criticality to our operations and respective risk profile.

We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. See the risk factor titled, “Our business and operations may suffer in the event of information technology system failures, cyber-attacks, or deficiencies in our cybersecurity” for additional information.

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

The Audit Committee reports to the full Board of Directors regarding its activities, including those related to cybersecurity. The full Board of Directors also periodically receives briefings from management on our cybersecurity risk management program. Members of the Board of Directors receive presentations on cybersecurity topics from our Vice President of Information Security as part of the Board of Directors’ continuing education on topics that impact public companies.

Our Vice President of Information Security and Chief Technology Officer are responsible for assessing and managing our material risks from cybersecurity threats. Our Vice President of Information Security has over a decade of experience leading information security and regulatory compliance programs, including implementing security frameworks aligned with standards such as HIPAA, SOC 2, and ISO 27001, FedRAMP, CCPA, and GDPR, and holds Certified Information Systems Auditor (CISA) and Certified Data Privacy Solutions Engineer (CDPSE) certifications. Our Chief Technology Officer has extensive experience in software engineering and technology leadership and oversees our technology architecture and platform infrastructure, which supports the identification and management of cybersecurity risks.

Our management team and our board take steps to stay informed about and monitor efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel, threat intelligence, other information obtained from governmental, public or private sources, including external consultants engaged by us, and alerts and reports produced by security tools deployed in our IT environment.

Item 2. Properties.

Our corporate headquarters is in Sunnyvale, California, where we lease a 15,600 square foot facility pursuant to a lease agreement which commenced on November 1, 2021. To support our growth, the Company entered into an operating lease agreement for a 11,600 square foot facility for additional office and warehouse space in Sunnyvale, California in May 2024. The lease commenced when the Company obtained early use of the property beginning on June 1, 2024. On December 11, 2025, the Company amended both leases to extend the terms through January 31, 2028.

Our existing facility will continue to support our research and development, finance, marketing, and administrative teams. We believe that our existing and new facilities are adequate to support our expansion through the end of the facilities’ lease periods. We believe that suitable additional or alternative space would be available in the future as required on commercially reasonable terms.

Item 3. Legal Proceedings.

On July 7, 2025, we filed patent infringement complaints against Natus Medical Incorporated and related subsidiaries (“Natus”) with the U.S. International Trade Commission (“USITC”) and the U.S. District Court for the District of Delaware (the “District Court”), alleging that Natus is infringing on six patents owned by us related to important features of the Ceribell EEG headband and electrode design through Natus’s making, using, selling, offering for sale in the United States, and/or importing into the United States, of rapid point-of-care EEG monitoring products (the “Natus Products”), and that Natus is engaging in unfair competition. We have requested that the USITC investigate these claims and issue an exclusion order to bar the importation of any infringing Natus Products into the United States. We have also requested in the District Court a permanent injunction against the Natus Products and an award of damages sufficient to compensate us for the alleged infringement, as well as other costs and expenses in this action. On August 6, 2025, the USITC instituted an investigation of these claims pursuant to Section 337 of the Tariff Act of 1930 and on August 12, 2025, the District Court stayed the pending patent infringement action until the final determination of the USITC investigation. A federal government shutdown may cause delays in the progress of the USITC investigation and related proceedings until normal operations resume.

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

Holders of Record

As of February 20, 2026, there were approximately 69 registered holders of record of our common stock. The actual number of holders is greater than this number and includes stockholders who are beneficial owners but whose shares are held in “street name” by banks, brokers, and other financial institutions. This number of record holders also does not include stockholders whose shares may be held in trust by other entities.

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

Use of Proceeds from our Initial Public Offering

On October 10, 2024, our registration statement on Form S-1 (File No. 333-281784) relating to our initial public offering (the “IPO”) became effective pursuant to which we issued and sold 12,196,969 shares of our common stock at a public offering price of $17.00 per share. We received net proceeds of $187.8 million, after deducting the underwriting discounts, commissions and offering expenses. None of the expenses associated with the IPO were paid to directors, officers, or persons owning 10% or more of any class of equity securities. There has been no material change in the planned use of proceeds from the IPO from that described in our Final Prospectus dated October 10, 2024 and filed with the SEC pursuant to Rule 424(b)(4) on October 11, 2024.

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

Overview

We are a medical technology company focused on transforming the diagnosis and management of patients with serious neurological conditions. We have developed the Ceribell System, a novel, point-of-care EEG platform specifically designed to address the unmet needs of patients in the acute care setting. By combining proprietary, highly portable, and rapidly deployable hardware with sophisticated artificial intelligence (“AI”)-powered algorithms, the Ceribell System enables rapid diagnosis and continuous monitoring of patients with neurological conditions. We initially focused on becoming the standard of care for the detection and management of seizures in the acute care setting, where the technological and operational limitations of conventional EEG systems have contributed to significant delays in seizure and delirium diagnosis and suboptimal patient care and clinical outcomes, as well as a high economic burden for hospitals and the healthcare system. By making EEG more accessible and enabling continuous monitoring through the power of AI, the Ceribell System enables clinicians to more rapidly and accurately diagnose and manage patients at risk of seizure and delirium in the acute care setting, resulting in improved patient outcomes and hospital and payer economics. As of December 31, 2025, the Ceribell System has been adopted by more than 600 hospitals, ranging from top academic centers to small community hospitals. For information regarding how patient care and clinical outcomes are measured, see “Business—Market Overview—Challenges of Managing Seizures in the Acute Care Setting” included elsewhere in this Annual Report on Form 10-K.

We specifically designed the Ceribell System to address the limitations of conventional EEG in the acute care setting and dramatically improve clinical outcomes of critically ill patients at high risk of seizures. The Ceribell System integrates proprietary, highly portable hardware with AI-powered algorithms to aid in the detection and management of seizures. Our hardware is composed of disposable, flexible headbands and headcaps (“Wearables”) and a pocket-sized, rechargeable battery-operated recorder used to capture and wirelessly transmit EEG signals. The hardware is simple to use and, after approximately one hour of training, can be applied within minutes by any non-specialized healthcare professional. The recorder is integrated with a proprietary web-based portal that allows neurologists to remotely access EEG data in real time from any web-enabled device. EEG data captured by the recorder is interpreted by our proprietary AI-powered seizure detection algorithms, which continuously monitor the patient’s EEG signal and can support the clinician’s real-time assessment of seizure activity and delirium.

We are currently focused on becoming the standard of care for the detection and management of seizures in the acute care setting. In May 2023, Clarity® became the first device to receive 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for diagnosing electrographic status epilepticus. In December 2025, the FDA granted 510(k) clearance for Ceribell’s proprietary delirium monitoring solution, the first and only FDA cleared delirium screening and monitoring device.

There are approximately 6,000 acute care facilities in the United States that we believe could benefit from the Ceribell system. We intend to expand the size of our direct sales organization in the United States to support our efforts to drive further adoption and utilization of the Ceribell System. While our current commercial focus is on the United States, we have received a CE Mark for the Ceribell System in Europe, and we intend to pursue additional regulatory clearances in Europe and elsewhere outside of the United States in the future.

We manage all aspects of manufacturing, supply chain, and distribution of the Wearables and recorder from our facilities in Sunnyvale, California. Contract manufacturers in China and Vietnam assemble the headbands, with final inspection and labeling completed at our California facilities. We have dual sources for major components of the Wearables. The components for our recorder are procured from various suppliers and shipped to our facilities for final testing and assembly.

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

As of December 31, 2025, we had an accumulated deficit of $220.4 million. To date, we have funded our operations primarily through proceeds from the sale of shares of our stock, including common stock and redeemable convertible preferred stock, term loan proceeds, and cash generated from the sale of Wearables and subscriptions. As of December 31, 2025, we had $159.3 million in cash and cash equivalents and marketable securities. Based on our current operating plan, we believe that the net proceeds from our IPO, together with the expected cash generated from revenue transactions with customers and our existing cash and cash equivalents, will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

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

Key Factors Affecting Our Results of Operations and Performance

We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. These factors include:

•
Adoption of the Ceribell System by new accounts. There are approximately 6,000 acute care facilities with an Intensive Care Unit (“ICU”) or Emergency Department (“ED”) or both in the United States that we believe could benefit from the Ceribell System because the patients arriving at such facilities may experience seizures or delirium triggered by the conditions leading them to seek acute medical care. As of December 31, 2025, we have successfully deployed the Ceribell System to more than 600 hospitals, ranging from top academic centers to small community hospitals. We believe that all acute care facilities in the United States can benefit from the Ceribell System, and our goal is to establish the Ceribell System as the standard of care for the detection and management of seizures in critically ill patients. To drive further adoption of the Ceribell System, we leverage our commercial infrastructure including TMs, who focus on new account acquisition and onboarding, and CAMs, who focus on ongoing account coverage to increase utilization and further support hospital onboarding. Our commercial team engages with customers to communicate the value proposition of the Ceribell System, leveraging our large base of clinical evidence.
•
Utilization of the Ceribell System within our existing customer base. We believe there are over three million acute care patients in the United States who should be monitored with EEG each year due to high risk of seizures. Currently, many of these patients are not promptly monitored by EEG, as a physician may not be aware of the risk of seizures in a given patient population. Our CAMs work to educate our customers to raise awareness of our technology, non-convulsive seizures, and the risks of delayed treatment. Even at facilities with access to the Ceribell System, clinicians may not use Ceribell on all eligible patients if they are not fully aware of the risks of seizures and the benefits of our solution. We aim to support hospitals in their efforts to integrate Ceribell into protocols for different patient populations, based on established guidelines. We are also continuing our efforts to expand to new hospital departments and provide training to more providers.
•
Investment in research and development to drive innovation and expand our addressable market. Our research and development initiatives are focused on introducing enhancements, features, and improvements aimed at increasing the value provided by the Ceribell System for diagnosing and monitoring seizures and delirium in the acute care setting. We believe the platform nature of the Ceribell System will enable us to efficiently deploy it for use in other serious neurological conditions beyond seizures and delirium to additional indications.

Components of our Results of Operations

Revenue

We generate revenue from two recurring sources. Product revenue is generated by the sale of our disposable Wearables that are intended for single patient use. Subscription revenue is generated by monthly subscription fees charged to our hospital customers for use of Clarity, recorders, and our portal. Revenue from sales of Wearables is recognized at a point in time upon transfer of control of the product. We generally recognize subscription revenue ratably over the related contractual term beginning on the date that the Ceribell System is made available to a customer. Our revenue fluctuates primarily based on the number of active accounts and the volume of Wearable usage.

We expect that our revenue will continue to fluctuate quarter-to-quarter due to a variety of factors, including the potential success of our sales force in extending adoption of the Ceribell System to new accounts and expanding the utilization of the Ceribell System in existing accounts. For purposes of managing our business, we do not separately track increases in revenue solely attributable to new accounts. We may experience fluctuations in the number of headbands used by our customers based on seasonal factors that impact the number of patients in the acute care setting. For example, the number of patients in the intensive care unit is typically lower during the summer months.

Cost of Revenue

Cost of revenue consists primarily of the cost of materials and labor to manufacture Wearables and depreciation of the manufacturing cost of recorders, as well as third-party hosting fees and personnel-related expenses for our subscription cost of revenue. Cost of revenue also includes expenses related to manufacturing overhead comprising compensation for personnel, manufacturing supervision, facilities, utilities, quality assurance, property tax, and certain direct costs such as tariffs and shipping costs. As we acquire new customers and existing customers increase their use of our product and software, we expect that our cost of revenue will continue to increase.

Gross Profit and Gross Margin

Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors that may cause gross margins to fluctuate. These include the product mix between product and subscription revenues, potential changes to sales prices, the timing of our acquisition of new customers, renewals of and follow-on sales to existing customers, costs associated with third-party hosting fees, costs associated with third party manufacturing and supply chain purchases of inventory, and other direct costs such as tariffs and shipping. Our gross margin may fluctuate from period to period, based upon the factors described above and in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

Operating Expenses

Research and Development

Research and development expenses are incurred in connection with the advancement of the Ceribell System with the goal to improve and expand on the existing Ceribell System and indications. Research and development expenses consist primarily of engineering, product development, regulatory activities, consulting services, materials, depreciation, and other costs associated with products and technologies being developed. These expenses include employee and non-employee compensation, including benefits, stock-based compensation, supplies, materials, consulting, related travel expenses, and facilities expenses. Our research and development team includes clinical study experts as well as hardware and software engineers with deep expertise in mechanical and electrical engineering, data science, AI, embedded software design, and cloud-based data and security architecture. We invest in research and development efforts with the goal of driving continuous improvements in our current system and solutions and expanding the clinical application of the Ceribell System and AI algorithms, in the acute care setting and beyond. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized and are recognized as expense as the goods are delivered or as related services are performed.

We record research and development expenses in the periods in which they are incurred. Costs for certain activities, such as clinical studies and clinical trials, are generally recognized based on an evaluation of the progress to completion of specific tasks using information and data provided to us by our vendors and collaborators.

We expect our research and development expenses to increase as we continue to improve and optimize our products, leverage our platform to expand indications, and develop products for use beyond the acute care setting.

Sales and Marketing

Sales and marketing expenses consist primarily of employee-related costs, including salaries, commissions, bonuses, benefits, travel, and stock-based compensation as well as investments in marketing initiatives to increase market awareness of our technology and the prevalence of seizures and delirium in critically ill patient populations, including expenses related to travel, conferences, trade shows, and consulting services.

We expect our sales and marketing expenses to increase for the foreseeable future as we continue to increase the size of our sales organization and market penetration in the United States, expand indications, and potentially establish an international presence by pursuing marketing authorizations and engaging in other market access initiatives in international regions in which we see significant potential opportunity.

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

Interest and Other Income (Expense), net

Interest and other income (expense), net is primarily interest income on our cash and cash equivalents and marketable securities. Interest expense primarily consists of interest on our term loans and a non-cash interest charge related to amortization of debt issuance costs. Gains and losses related to the change in fair value of the redeemable convertible preferred stock warrant liability issued as a part of our term loans were recognized in the income statement each quarter until the warrants were converted to common stock warrants immediately prior to the IPO.

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

Results of Operations for the Years ended December 31, 2025 and 2024

The following tables set forth our results of operations for the periods presented (in thousands, except percentages) and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Year ended December 31,
	2025	2024	$ Change	% Change
Revenue
Product revenue	$67,335	$50,079	$17,256	34%
Subscription revenue	21,728	15,365	6,363	41%
Total revenue	89,063	65,444	23,619	36%
Cost of revenue
Product cost of goods sold	10,128	8,209	1,919	23%
Subscription cost of revenue	661	485	176	36%
Total cost of revenue	10,789	8,694	2,095	24%
Gross profit	78,274	56,750	21,524	38%
Operating expenses:
Research and development	19,143	13,562	5,581	41%
Sales and marketing	73,082	49,055	24,027	49%
General and administrative	44,451	33,842	10,609	31%
Total operating expenses	136,676	96,459	40,217	42%
Loss from operations	(58,402)	(39,709)	(18,693)	47%
Interest and other income (expense), net	4,990	(746)	5,736	NM*

Loss before provision for income taxes	(53,412)	(40,455)	(12,957)	32%
Provision for income taxes	—	—	—	—

Net loss	$(53,412)	$(40,455)	$(12,957)	32%

* Not Meaningful

Comparison of the Years ended December 31, 2025 and 2024

Revenue

Product revenue for the year ended December 31, 2025 (“fiscal year 2025”), increased $17.3 million, or 34%, compared to the year ended December 31, 2024 (“fiscal year 2024”). Product revenue growth was primarily driven by the addition of new customers and an increase in utilization of headbands and resulting headband sales, driven by continued customer education that resulted in increased awareness and adoption of our products.

Subscription revenue for fiscal year 2025 increased $6.4 million, or 41%, compared to fiscal year 2024. Subscription revenue growth was primarily driven by an increase in new customer subscriptions.

Cost of Revenue

Product cost of revenue for fiscal year 2025 increased $1.9 million, or 23%, compared to fiscal year 2024. The increase in cost of goods sold for products was primarily due to an increase in headband sales to new and existing active accounts.

Subscription cost of revenue for fiscal year 2025 increased $0.2 million, or 36%, compared to fiscal year 2024. The increase in subscription cost of revenue was primarily due to increased hosting costs for new active accounts for subscriptions and incremental recorder depreciation associated with new subscriptions.

Gross Profit and Gross Margin

The following table sets forth our gross profit and gross margin for the periods presented (in thousands, except percentages).

	Year ended December 31,
	2025	2024	$ Change	% Change
Gross profit	$78,274	$56,750	$21,524	38%
Gross margin	88%	87%		1%
Product gross profit	57,207	41,870	15,337	37%
Product gross margin	85%	84%		1%
Subscription gross profit	21,067	14,880	6,187	42%
Subscription gross margin	97%	97%		0%

Gross profit increased $21.5 million, or 38%, for fiscal year 2025, compared to fiscal year 2024. The increase was primarily due to increased revenue and decreased cost of goods sold per unit, as non-variable costs are allocated among a larger number of units.

Operating Expenses

Research and Development Expenses

Research and development expenses increased $5.6 million, or 41%, for fiscal year 2025, compared to fiscal year 2024. The increase was primarily due to an increase of $3.7 million in personnel and related expenses directly associated with an increase in headcount and stock-based compensation, as well as an increase of $1.7 million in clinical study and professional expenses.

Sales and Marketing Expenses

Sales and marketing expenses increased $24.0 million, or 49%, for fiscal year 2025, compared to fiscal year 2024. The increase was primarily due to an increase in personnel and related expenses directly associated with an increase in headcount and commissions.

General and Administrative Expenses

General and administrative expenses increased $10.6 million, or 31%, for fiscal year 2025, compared to fiscal year 2024. The increase was primarily due to an increase of $5.6 million in personnel and related expenses directly associated with an increase in headcount and stock-based compensation, an increase of $4.7 million in legal, accounting, and professional service fees related to our transition to a public company, and costs associated with intellectual property enforcement activities, including a new patent infringement claim initiated in July 2025.

Interest and Other Income (Expense), net

Interest and other income (expense), net increased $5.7 million for fiscal year 2025, compared to fiscal year 2024. The increase in interest income was primarily due to higher balances of cash equivalents and marketable securities, resulting from the investment of IPO proceeds.

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

Sources of Liquidity

As of December 31, 2025, our principal sources of liquidity consisted of $159.3 million of cash and cash equivalents and marketable securities and $20.0 million of term loans.

On February 6, 2024, we entered into the VLSA with SVB and Horizon. The VLSA provides a term loan commitment of $50.0 million. We drew $20.0 million of the $50.0 million term loan commitment at closing (consisting of $6.0 million from SVB and $14.0 million from Horizon), which was used to retire our existing debt with Horizon, pay transaction fees, and for general corporate purposes. The remaining $30.0 million term loan commitment consists of three tranches of $10.0 million commitments. The maturity date of the VLSA is March 1, 2029.

Concurrent with the VLSA, we also entered into the Revolving Facility for a line of credit of up to $10.0 million. The Revolving Facility matured on February 6, 2026.

Funding Requirements

Based on our current operating plan, we believe that the expected cash generated from revenue transactions with customers and our existing cash and cash equivalents and marketable securities will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

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

Cash Flows

The following table shows a summary of our cash flows for each of the periods presented:

	Year ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(40,808)	$(35,043)
Net cash used in investing activities	$(118,137)	$(1,598)
Net cash provided by financing activities	$5,051	$196,516

Operating Activities

Net cash used in operating activities during fiscal year 2025 consisted primarily of our net loss of $53.4 million, offset by non-cash charges of stock-based compensation of $12.2 million and depreciation and amortization of $1.3 million. Additionally we had a net increase in operating assets of $5.3 million and a net increase in operating liabilities of $5.9 million. Net operating assets increased due to the timing of inventory purchases and accounts receivable due to the overall increase in sales in fiscal year 2025. Net operating liabilities increased primarily due to timing of payments.

Net cash used in operating activities during fiscal year 2024 consisted primarily of our net loss of $40.5 million, offset by non-cash charges of stock-based compensation of $5.4 million, depreciation and amortization of $1.1 million, and the change in fair value of our redeemable convertible preferred stock warrants. Additionally, we had a net increase in operating assets of $5.8 million and a net decrease in operating liabilities of $2.6 million. Net operating assets increased due to the timing of inventory purchases and accounts receivable due to the overall increase in sales in fiscal year 2024. Net operating liabilities decreased primarily due to timing of payments.

Investing Activities

Net cash used in investing activities during fiscal years 2025 and 2024 was $118.1 million and $1.6 million, respectively, and consisted of purchases of marketable securities in 2025 and equipment and purchases of components for recorders provided to customers for both periods. This was offset by the maturity of marketable securities in 2025.

Financing Activities

Net cash provided by financing activities during fiscal year 2025 consisted primarily of proceeds from the exercise of options, offset by debt issuance costs.

Net cash provided by financing activities during fiscal year 2024 consisted primarily of $187.8 million in proceeds from the IPO net of issuance costs, $7.6 million in net proceeds from debt issuance, and $1.1 million in proceeds from the exercise of options.

Contractual Obligations and Commitments

Our contractual obligations as of December 31, 2025 include:

Debt — Principal payments required on long-term debt outstanding as of December 31, 2025, was $20.0 million. Please refer to the section titled “Liquidity” in Note 1 for a discussion of changes in commitments.

Operating leases — As of December 31, 2025, estimated contractual obligations for operating lease payments were $2.7 million due within 25 months.

Critical Accounting Policies, Significant Judgments, and Use of Estimates

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

See Notes 2 and 3 to our financial statements elsewhere in this Annual Report for information about our significant accounting policies and how estimates are involved in the preparation of our financial statements. We believe the following reflect the critical accounting policies and estimates used in the preparation of our financial statements.

Revenue Recognition

The Company’s revenue is derived from the sale of its products to medical groups and hospitals through its direct sales force throughout the U.S. Performance obligations in the Company’s contracts that are satisfied at a point in time include Wearables. The Company recognizes revenue for its EEG Wearables upon transfer of control to the customer at a point in time. Performance obligations in the Company’s contracts that are satisfied over time include the EEG portal and Clarity software-as-a-service (SaaS) subscription products. For its Clarity and portal subscription products, the Company recognizes revenue ratably over the period in which the customer has the ability to consume and receive benefit from its access to the subscription, which is generally month to month. The Company’s Clarity subscriptions include the use of EEG recorders by the customer over the subscription term. The Company identifies the EEG recorders used in conjunction with a subscription as an operating lease component in its arrangements with its customers and identifies the subscription as a non-lease component in its arrangements with its customers, which the Company determined to be predominant. The lease and non-lease revenue components have similar patterns of revenue recognition, and as such, allows the Company to elect the practical expedient to not separate the lease and non-lease components. Therefore, the overall arrangement is accounted for under ASC 606.

In accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we recognize revenue when control is transferred to the customer, in an amount that reflects the consideration we expect to be entitled to in exchange for the goods or services. To recognize revenue, we apply the following five step approach: (1) identify the contract with a customer, (2) identify the performance obligations in the contract, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when a performance obligation is satisfied. The Company accounts for a contract when both parties have approved the contract and the Company is committed to perform its obligations, the rights of the parties are identified, payment terms (generally net 30 days) are identified, the contract has commercial substance, and collectability of consideration is probable.

In contracts where we have more than one performance obligation to provide our customer with goods or services, each performance obligation is evaluated to determine whether it is distinct. The consideration under the contract is then allocated between the distinct performance obligations based on their respective relative standalone selling prices. The estimated standalone selling price of each deliverable reflects our best estimate of what the selling price would be if the deliverable was regularly sold on a standalone basis and is determined by using an adjusted market assessment approach and residual approach if selling price on a standalone basis is not available.

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

Valuation of Common Stock Options for Stock-Based Compensation

We maintain an equity incentive plan to provide long-term incentives for employees, consultants, and members of the Board of Directors. The plan allows for the issuance of non-statutory and incentive stock options to employees and non-statutory stock options to consultants and non-employee directors. We are required to determine the fair value of equity incentive awards and recognize compensation expense for all equity incentive awards granted, including employee stock options.

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

Determining the grant date fair value of options using the Black-Scholes option pricing model requires management to make assumptions and judgments. Changes in the assumptions can materially affect the fair value and ultimately the amount of stock-based compensation expense recognized. These inputs are subjective and generally require significant analysis and judgment to develop. Changes in the following assumptions and judgments can materially affect the estimate of the fair value of stock-based compensation:

•
Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We estimated the expected term based on an average of the midpoint of the requisite service period and the contractual term, and the historical exercise behavior.
•
Expected Volatility—Since there is limited company specific historical volatility, we have determined the share price volatility for options granted based on a weighted analysis of the volatility of a peer group of publicly traded companies in addition to the Company's historical volatility. In evaluating similarity of the peer group, we consider factors such as industry, stage of life cycle, and size.
•
Risk-Free Interest Rate—The risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that are commensurate with the expected term.
•
Dividend Yield—The dividend yield assumption is zero, as we have no history of, or plans to make, dividend payments.

The following weighted-average assumptions were used for the Black-Scholes option pricing model:

	Year ended December 31,
	2025	2024
Expected term (in years)	5.0	5.4
Expected volatility	61.1%	68.0%
Risk-free interest rate	3.9%	4.1%
Dividend yield	—	—

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended, and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of CeriBell, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of CeriBell, Inc. (the "Company") as of December 31, 2025 and 2024, and the related statements of operations and comprehensive loss, of stockholders’ equity and of cash flows for the years then ended, including the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits of these financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

February 24, 2026

We have served as the Company's auditor since 2022.

CeriBell, Inc.

Balance Sheets

(in thousands, except share and per share data)

	December 31,	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$40,476	$194,370
Marketable securities	118,785	—
Accounts receivable, net	15,053	10,878
Inventory	7,288	6,937
Contract costs, current	2,210	1,837
Prepaid expenses and other current assets	2,906	3,250
Total current assets	186,718	217,272
Property and equipment, net	2,030	2,313
Operating lease right-of-use assets	2,296	2,132
Contract costs, long-term	1,847	1,507
Other non-current assets	2,912	2,188
Total assets	$195,803	$225,412
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,838	$1,143
Accrued liabilities	14,328	10,052
Contract liabilities, current	101	97
Operating lease liability, current	1,105	1,088
Other current liabilities	818	609
Total current liabilities	19,190	12,989
Long-term liabilities
Notes payable, long-term	19,811	19,558
Contract liabilities, long-term	—	30
Other liabilities, long-term	106	356
Operating lease liability, long-term	1,360	1,314
Total long-term liabilities	21,277	21,258
Total liabilities	$40,467	$34,247
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value;
Authorized shares: 10,000,000 as of December 31, 2025 and December 31, 2024, respectively
Issued and outstanding shares: none as of December 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value;
Authorized shares: 500,000,000 as of December 31, 2025 and December 31, 2024, respectively
Issued and outstanding shares: 37,485,124 and 35,850,606 as of December 31, 2025 and December 31, 2024, respectively	38	36
Additional paid-in capital	375,495	358,073
Accumulated other comprehensive income	159	—
Accumulated deficit	(220,356)	(166,944)
Total stockholders’ equity	155,336	191,165
Total liabilities and stockholders’ equity	$195,803	$225,412

The accompanying notes are an integral part of these financial statements.

CeriBell, Inc.

Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)

	Year ended December 31,
	2025	2024
Revenue
Product revenue	$67,335	$50,079
Subscription revenue	21,728	15,365
Total revenue	89,063	65,444
Cost of revenue
Product cost of goods sold	10,128	8,209
Subscription cost of revenue	661	485
Total cost of revenue	10,789	8,694
Gross profit	78,274	56,750
Operating expenses
Research and development	19,143	13,562
Sales and marketing	73,082	49,055
General and administrative	44,451	33,842
Total operating expenses	136,676	96,459
Loss from operations	(58,402)	(39,709)
Interest expense	(1,890)	(1,992)
Change in fair value of warrant liability	—	(1,496)
Other income, net	6,880	2,742
Loss, before provision for income taxes	(53,412)	(40,455)
Provision for income tax expense	—	—
Net loss	$(53,412)	$(40,455)
Net loss per share attributable to common stockholders:
Basic and diluted	(1.46)	(3.39)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	36,542,048	11,949,973
Other comprehensive loss
Unrealized gain on marketable securities	$159	$—
Comprehensive loss	$(53,253)	$(40,455)

The accompanying notes are an integral part of these financial statements.

CeriBell, Inc.

Statements of Stockholders’ Equity

(in thousands, except share data)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity (Deficit)
Balance December 31, 2023	17,817,643	$147,412	5,430,298	5	$14,232	$—	$(126,489)	$(112,252)
Conversion of redeemable convertible preferred stock to common stock on IPO	(17,817,643)	(147,412)	17,817,643	18	147,394	—	—	147,412
Conversion of redeemable convertible preferred stock warrants to common stock warrants on IPO	—	—	—	—	2,134	—	—	2,134
Issuance of common stock upon IPO, net of offering costs of $5.0 million	—	—	12,196,969	12	187,774	—	—	187,786
Issuance of restricted stock awards	—	—	1,239	—	—	—	—	—
Issuance of common stock pursuant to stock option exercises	—	—	404,457	1	1,128	—	—	1,129
Stock-based compensation	—	—	—	—	5,411	—	—	5,411
Net loss	—	—	—	—	—	—	(40,455)	(40,455)
Balance December 31, 2024	—	$—	35,850,606	36	358,073	$—	$(166,944)	$191,165
Issuance of restricted stock awards	—	—	199,975	—	—	—	—	—
Tax withholding related to settlement or vesting of equity awards	—	—	(15,153)	—	(236)	—	—	(236)
Issuance of common stock	—	—	1,449,696	2	5,435	—	—	5,437
Stock-based compensation	—	—	—	—	12,223	—	—	12,223
Net loss	—	—	—	—	—	—	(53,412)	(53,412)
Other comprehensive income	—	—	—	—	—	159	—	159
Balance December 31, 2025	—	$—	37,485,124	38	$375,495	$159	$(220,356)	$155,336

The accompanying notes are an integral part of these financial statements.

CeriBell, Inc.

Statements of Cash Flows

(in thousands)

	Year ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(53,412)	$(40,455)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	1,341	1,141
Noncash lease expense	(101)	59
Stock-based compensation expense	12,223	5,411
Amortization of debt discount and accretion of premium on term loans	415	382
Accretion (amortization) of discount and premium on marketable securities	(2,011)	—
Change in fair value of warrant liability	—	1,496
Loss on disposal of property and equipment and recorders	104	95
Changes in operating assets and liabilities:
Accounts receivable, net	(4,175)	(2,923)
Inventory	(351)	(1,068)
Prepaid expenses and other current assets	345	(1,121)
Contract costs	(713)	(591)
Other non-current asset	(415)	(65)
Accounts payable	1,745	250
Accrued liabilities and other current liabilities	4,223	2,469
Contract liabilities	(26)	(123)
Net cash used in operating activities	(40,808)	(35,043)
Cash flows from investing activities
Purchases of recorder components and recorders	(755)	(258)
Purchases of property and equipment	(767)	(1,340)
Purchases of marketable securities	(210,815)	—
Proceeds from maturities of marketable securities	94,200	—
Net cash used in investing activities	(118,137)	(1,598)
Cash flows from financing activities
Proceeds related to employee stock plans	5,437	1,129
Taxes withheld and paid related to settlement or vesting of equity awards	(236)	—
Proceeds from debt issuance	—	7,905
Debt issuance cost	(150)	(304)
Payment of deferred IPO offering costs	—	(5,048)
Proceeds from IPO, net of commissions	—	192,834
Net cash provided by financing activities	5,051	196,516
Net increase (decrease) in cash and cash equivalents	(153,894)	159,875
Cash and cash equivalents, beginning of period	194,370	34,495
Cash and cash equivalents, end of period	$40,476	$194,370
Supplemental disclosure of cash flow information
Cash paid for interest	$1,894	$1,952
Right-of-use asset obtained in exchange for operating lease obligation	1,142	778
Property and equipment included in accounts payable and accrued expenses	63	99
Recorder components included in accounts payable and accrued expenses	67	69
Conversion of redeemable convertible preferred stock into common stock on completion of IPO	—	147,412

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

Liquidity

As of December 31, 2025, the Company’s principal sources of liquidity consisted of $159.3 million of cash and cash equivalents and marketable securities.

The Company has incurred operating losses and negative cash flows from operations since its inception. On December 31, 2025, the Company had an accumulated deficit of $220.4 million. Such losses primarily resulted from the costs incurred in the development and sales and marketing of the Company’s products and building the Company’s organization. The Company expects to incur losses in the near term as it continues to focus on the development and promotion of new and existing products and expand its corporate infrastructure, including the costs associated with being a public company.

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

Adverse economic conditions in the U.S., including any economic disruptions related to another or worsening global pandemic or a recession, could negatively impact the Company’s revenues and results of operations. The global credit and financial markets continue to experience volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation, and uncertainty about economic stability. Events including a potential recession have caused economic, market, and political uncertainty. Volatility and disruption of financial markets could limit the Company's customers’ ability to obtain adequate financing or credit to purchase and pay for products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm the Company’s results of operations. General concerns about the fundamental soundness of the U.S. economy may also cause customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Continuation or further deterioration of these financial and macroeconomic conditions could harm the Company's sales, profitability, and results of operations.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates and assumptions, and such differences could be material to the Company’s financial position and results of operations. Significant estimates and assumptions include, but are not limited to, revenue recognition and valuation of the Company’s options to purchase common stock for purposes of accounting for stock-based compensation.

Change in Accounting Estimates

In Q4 2025, the Company completed a reassessment of the useful and economic life of its recorders based on a comprehensive evaluation of return trends, validation testing, and its estimate on the average life of recorders before loss, normal wear and tear, or damage that requires disposal. As a result of this review, the Company determined that extending the useful and economic life of its recorders would more accurately reflect its anticipated future economic benefits. Effective October 1, 2025, the Company changed its estimates of the useful and economic lives of recorders from three to five years. The effect of this change in estimate to revenue, net loss, and basic and diluted loss per share is not material for the year ended December 31, 2025.

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with a maturity of three months or less on the date of acquisition to be cash equivalents. As of December 31, 2025, and December 31, 2024, cash and cash equivalents consist of cash in business checking accounts, demand deposit accounts, and money market funds.

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

Fixed asset category	Estimated useful life
Furniture and fixtures	36 months
Computer equipment and software	36 months
Laboratory equipment	36 months
Manufacturing equipment	60 months
Leasehold improvements	Shorter of the useful life or term of the lease

In December 2025, the Company determined that extending the useful life of its manufacturing equipment from three to five years would more accurately reflect its anticipated future economic benefits. The effect of this change to revenue, net loss, and basic and diluted loss per share is not material for the year ended December 31, 2025.

Right-of-Use Assets and Lease Liabilities

The Company determines if an arrangement is a lease, or contains a lease, at inception. The Company recognizes on its balance sheets operating lease liabilities representing the present value of future lease payments and an associated operating lease right-of-use (ROU) asset for any operating lease with a term greater than one year. As the Company's leases do not provide an implicit rate, the Company generally uses an incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a term similar to the lease arrangement. Significant judgment is required in determining the incremental collateralized borrowing rate. Lease expense is recognized on a straight-line basis over the lease term.

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

In addition, the Company issued freestanding warrants to purchase redeemable convertible preferred stock. The redeemable convertible preferred stock warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of non-operating income or expense in the Statements of Operations and Comprehensive Loss. The Company uses the Black-Scholes option-pricing model to determine the fair value of the warrants. Immediately prior to the closing of the Company’s IPO on October 15, 2024, all warrants exercisable for redeemable convertible preferred stock converted into warrants exercisable for common stock and were reclassified from long-term liabilities to equity. The warrants are currently exercisable and are included in Additional Paid-In Capital as of December 31, 2025 and 2024.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company’s cash and cash equivalents are invested in checking accounts and money market funds. The Company has not experienced any losses to date.

The Company’s accounts receivables are derived solely from product and subscription sales to customers located in the United States. The Company performs periodic evaluations of its customers’ financial condition and generally requires no collateral from its customers. Credit losses historically have not been significant. No customers constituted 10% of the Company revenue for the years ended December 31, 2025, or 2024. No customers constituted 10% of the Company's accounts receivable balance as of December 31, 2025, or December 31, 2024.

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

Other Non-Current Assets

Other non-current assets include recorders, recorder components, and recorders at customer locations, as well as non-current deposits. The estimated useful and economic life of recorders is five years and depreciation commences when recorders are placed into service at customer locations.

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

Cost of Revenue

Cost of revenue consists of direct and indirect costs related to the manufacturing of the Company’s products as well as hosting costs for the Company’s Clarity® and EEG portal subscription services. Direct costs include headband and headcap (“Wearable”) costs, depreciation of recorders at customer locations, and costs related to assembly and testing performed by the Company’s employees. Indirect costs consist of allocated overhead for employee costs and facility costs. Shipping and handling costs incurred for inventory purchases and product shipments as well as tariffs are recorded in cost of revenue in the statements of operations and comprehensive loss.

Information About Segment and Geographic Areas

The Company operates and manages its business as one reportable and operating segment. The Company generates revenue from two recurring sources. Product revenue is generated by the sale of the Company’s disposable Wearables that are intended for single patient use. Subscription revenue is generated by monthly subscription fees charged to the Company’s hospital customers for use of Clarity, recorders, and its portal. The Company has one reportable segment due to the similar customer base of its products and subscriptions and similarities in: economic characteristics; nature and compatibility of products and subscriptions; and procurement, manufacturing and distribution processes.

In accordance with the “Segment Reporting” Topic of the Accounting Standards Codification (“ASC”), the Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The Company's measure of segment profit or loss is loss from operations. The CODM utilizes the Company's financial information such as loss from operations derived from revenues and operating expenses included in the Company forecast, performance metrics, and budget versus actual analyses on an aggregate basis for purposes of evaluating financial performance and how to best allocate resources across functions when developing and reviewing the annual budget to achieve the Company's long term objectives. Significant expenses within loss from operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s Statements of Operations and Comprehensive Loss. The measure of segment assets is reported on the Balance Sheets as total assets. Since the Company operates in one segment, all accounting policies and financial information required by “Segment Reporting” can be found in the summary of significant accounting policies, the revenue footnote, and the accompanying annual financial statements. All of the Company’s revenue was in the United States for the years ended December 31, 2025, and 2024. Long-lived assets held outside of the United States are $0.9 million as of both December 31, 2025 and December 31, 2024.

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

Related Party Transactions

The Company paid Dr. Parvizi, a Director and Co-Founder of the Company, for consulting services and reimbursement of related expenses and recorded such amounts as general and administrative expenses within the statements of operations and comprehensive loss. Expenses related to Dr. Parvizi were $0.2 million, for both years ended December 31, 2025, and 2024.

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

Advertising Costs

The Company charges advertising costs to expense as incurred. Advertising costs were $0.2 million and $0.4 million for the years ended December 31, 2025, and 2024, respectively.

Net Loss per Share Attributable to Common Stockholders

Basic net loss per common share is calculated by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period, without consideration of potentially dilutive securities. Diluted net loss per share is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock and potentially dilutive securities outstanding for the period. For purposes of the diluted net loss per share calculation, warrants, stock options outstanding, restricted stock units, and shares committed under the Employee Stock Purchasing Plan (“ESPP”) are considered to be potentially dilutive securities. Because the Company has reported a net loss for all periods presented, diluted net loss per common share is the same as basic net loss per common share for those periods.

Stock-Based Compensation

The Company accounts for stock-based compensation for employee and non-employee awards in accordance with ASC 718, Compensation - Stock Compensation. ASC 718 requires the recognition of compensation expense, using a fair value-based method, for costs related to all service-based share-based payments, including stock options.

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

Comprehensive Loss

Comprehensive loss includes net loss as well as other changes in stockholders’ equity that result from transactions and economic events other than those with stockholders. Comprehensive loss consists of unrealized net gains (losses) on marketable securities. Accumulated other comprehensive loss is presented in the accompanying balance sheets, when applicable. For the year ended December 31, 2024, there was no difference between net loss and comprehensive loss.

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

Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU No. 2023-09 Improvements to Income Tax Disclosures. The amendments expand income tax disclosure requirements by requiring an entity to disclose (i) specific categories in the rate reconciliation, (ii) additional information for reconciling items that meet a quantitative threshold, and (iii) the amount of taxes paid disaggregated by jurisdiction. On December 31, 2025, the Company adopted ASU 2023-09, which had a disclosure only impact on its financial statements.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the FASB issued ASU No. 2024-03 Disaggregation of Income Statement Expenses. The amendment requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on the Company's disclosures.

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

Revenue is recognized upon transfer of control of promised products to the customer in an amount reflecting the consideration that is expected to be received in exchange for those products. In contracts where there are more than one performance obligation to provide the customer with goods or services, each performance obligation is evaluated to determine whether it is distinct. Distinct promises are accounted for as separate performance obligations. The contract consideration is then allocated to the performance obligations based on their relative standalone selling prices. The standalone selling price of each deliverable is determined by using the market selling price or an adjusted market assessment approach and residual approach if selling price on a standalone basis is not available. The Company enters into contracts that include one or more products that are generally capable of being distinct and accounted for as individual performance obligations, in addition to a monthly subscription fee that is generally capable of being distinct and accounted for as an individual performance obligation.

Identification and Satisfaction of Performance Obligations

The Company’s revenue is derived from the sale of its products to medical groups and hospitals through its direct sales force throughout the U.S. Performance obligations in the Company’s contracts that are satisfied at a point in time include Wearables sold to customers. The Company recognizes revenue for its EEG recorders sold separately from subscriptions and its Wearables upon transfer of control to the customer at a point in time. Performance obligations in the Company’s contracts that are satisfied over time include the EEG portal and Clarity software-as-a-service (SaaS) subscription products. For its Clarity and portal subscription products, the Company recognizes revenue ratably over the period in which the customer has the ability to consume and receive benefit from its access to the subscription, which is generally month to month. The Company also has a subset of customers with a 2-year subscription. The Company’s Clarity subscriptions include the use of EEG recorders by the customer over the subscription term. The Company identifies the EEG recorders component used in conjunction with a subscription as an operating lease, in accordance with ASC 842-10-25-2, in its arrangements with its customers and identifies the subscription as a non-lease component in its arrangements with its customers, which the Company determined to be predominant. The lease and non-lease revenue components have similar patterns of revenue recognition, and as such, allows the Company to elect the practical expedient to not separate the lease and non-lease components. Therefore, the overall arrangement is accounted for under ASC 606.

The consideration associated with customer contracts includes both fixed and variable amounts. Variable consideration includes discounts, rebates, credits, incentives, penalties, or other similar items. The amount of consideration that can vary is not material as a percentage of total annual consideration. Variable consideration estimates are reassessed at each reporting period until the contingency is resolved. The changes to the transaction price due to a change in estimated variable consideration are recorded as an adjustment to revenue in the period the estimate is changed. Changes to variable consideration are tracked and material changes are disclosed. Such changes were immaterial for the years ended December 31, 2025, and 2024.

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

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided (in thousands):

	Year ended December 31,
	2025	2024
EEG recorders and EEG headbands, point in time	$67,335	$50,079
EEG portal and Clarity subscriptions, over time	21,728	15,365
Total Revenue	$89,063	$65,444

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

The following table provides the breakdown of capitalized contract costs (in thousands):

	Year ended December 31,
	2025	2024
Contract cost balance beginning of the period	$3,344	$2,753
Contract costs capitalized during the year	3,242	2,592
Contract costs amortized during the year	(2,529)	(2,001)
Contract Costs as of period end	$4,057	$3,344

Contract Liabilities and Performance Obligations

Contract liabilities consist of up-front payments received from customers primarily for the Clarity SaaS subscriptions.

The following table provides the breakdown of contract liabilities (in thousands):

	Year ended December 31,
	2025	2024
Contract Liabilities balance beginning of the period	$127	$250
Additional Contract Liabilities revenue during the period	329	904
Contract Liabilities balance recognized during the period	(355)	(1,027)
Balance as of period end	$101	$127

The Company has elected not to include in unfulfilled performance obligations for contracts in which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice. No revenue was recognized in the reporting period from performance obligations satisfied in previous periods. The remaining short-term performance obligations are expected to be recognized within 12 months.

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

Fair Value of Assets and Liabilities

The following tables represent the Company’s financial assets and liabilities according to the fair value hierarchy, measured at fair value (in thousands):

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$34,918	$—	$—	$34,918
Marketable securities
U.S. Treasury Bills	7,900	53,329	—	61,229
U.S. Notes and Bonds	—	57,556	—	57,556
Total assets, at fair value	$42,818	$110,885	$—	$153,703

December 31, 2024	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$178,925	$—	$—	$178,925
Total Assets, at fair value	$178,925	$—	$—	$178,925

The fair value and amortized cost of Level 2 cash equivalents and available-for-sale marketable securities as of December 31, 2025 are presented in the following table (in thousands):

December 31, 2025	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$61,178	$51	$—	$61,229
U.S. Notes and Bonds	57,448	108	—	57,556
Total marketable securities	$118,626	$159	$—	$118,785

The fair value of available-for-sale marketable securities by contractual maturities as of December 31, 2025 are presented in the following table (in thousands):

December 31,
2025
Due in less than one year	$113,928
Due in one to two years	4,857
Total marketable securities	$118,785

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

5.
Balance Sheet Details

Inventory

Inventory consists of the following (in thousands):

	December 31,	December 31,
	2025	2024
Component materials	$4,985	$4,094
Finished goods	2,303	2,843
Total	$7,288	$6,937

Property and Equipment, net

Property and equipment are comprised of the following (in thousands):

	December 31,	December 31,
	2025	2024
Furniture and fixtures	$857	$713
Computer equipment and software	391	391
Laboratory and manufacturing equipment	2,418	1,505
Leasehold improvements	852	810
Construction in progress	218	586
Total Property and Equipment	4,736	4,005
Less: accumulated depreciation and amortization	2,706	1,692
Property and Equipment, Net	$2,030	$2,313

Depreciation and amortization expense was $1.0 million and $0.7 million for the years ended December 31, 2025, and 2024, respectively.

Other Non-Current Assets

Other non-current assets are comprised of the following (in thousands):

	December 31,	December 31,
	2025	2024
Recorders at customer locations	$1,838	$1,288
Less: accumulated depreciation of recorders at customer locations	(1,033)	(822)
Recorders at customer locations, net	805	466
Recorders and related components	1,141	1,159
Deferred debt financing cost	335	346
Other non-current assets	631	217
Total non-current assets	$2,912	$2,188

Recorder depreciation expense was $0.3 million and $0.4 million for the years ended December 31, 2025, and 2024, respectively.

Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	December 31,	December 31,
	2025	2024
Accrued bonuses and payroll	$6,082	$4,391
Accrued commissions	4,048	3,419
Professional fees and other costs	1,994	2,114
Employee stock purchase plan liability	1,004	—
Other	1,200	128
Total	$14,328	$10,052

6.
Employee Benefit Plan

The Company offers its employees a tax-deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from payroll checks and are automatically withdrawn from the Company’s checking account and deposited into participants’ retirement accounts a few days following each payroll period. Beginning March 1, 2025, the Company provides a 50% match for employee contributions up to a certain limit. The Company contributed $1.2 million and none during the years ended December 31, 2025 and 2024, respectively, to its 401(k) plan.

7.
Commitments and Contingencies

Litigation

The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Legal fees are expensed in the period in which they are incurred. As of December 31, 2025, and December 31, 2024, there were no litigation liabilities recorded.

8.
Leases

On December 11, 2025, the Company entered into lease amendments for its corporate office and warehouse leases, which amended the previous lease agreements, whereby the Company leases office space from the landlords with lease terms ending January 31, 2027. Pursuant to the lease amendments, the lease term was extended one year, expiring January 31, 2028.

The Company’s ROU asset relates to its leased corporate offices and warehouse in Sunnyvale, CA. Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31,	December 31,
	2025	2024
Operating Lease
Operating lease right-of-use asset	$2,296	$2,132

Operating lease liability, current	1,105	1,088
Operating lease liability, long-term	1,360	1,314
Total operating lease liabilities	$2,465	$2,402
Weighted average remaining lease term (years)	2.1	2.1
Weighted average remaining discount rate	8.00%	7.24%

A summary of total lease expense and other information for the periods relating to the Company’s operating leases was as follows:

	December 31,	December 31,
	2025	2024
Operating lease expense	$1,136	$983
Variable lease expense	332	304
Total lease expense	$1,468	$1,287

Total cash payments for amounts included in the measurement of lease liabilities	$1,216	$911

The Company leases office space and warehouse space under non-cancelable operating leases. As of December 31, 2025, the future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

December 31,
Operating Leases:	2025
2026	$1,254
2027	1,306
2028	109
Total undiscounted lease payments	2,669
Imputed interest	(204)
Net Lease Liabilities	$2,465

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

Upon execution of the VLSA, the Company drew down the entire first tranche of $20.0 million in principal (“Term Loan”), including $6.0 million from SVB (“SVB Loan”) and $14.0 million from Horizon (“Horizon Loan”) and utilized a portion of the proceeds to repay the remaining principal on the 2020 Loan. Subject to the VLSA terms, the Company is entitled to receive up to $30.0 million (“Outstanding Commitment”) in three additional tranches of $10.0 million each. Each lender’s obligation to lend its undisbursed portion of the Outstanding Commitment to the Company shall terminate if, in such Lender’s sole good faith discretion, there has been a material adverse change in the results of operations or financial condition of the Company, whether or not arising from transactions in the ordinary course of business, or there has been any material adverse deviation by the Company from the business plan of the Company presented to any Lender. No material adverse changes have been identified as of December 31, 2025. In each of the three additional tranches, $3.0 million is allocated to SVB, and $7.0 million is allocated to Horizon. Any amounts drawn under the Outstanding Commitment are subject to the same terms and conditions as the SVB Loan and Horizon Loan.

The Term Loan is payable to the Lenders in twelve equal monthly installments between April 1, 2028 (“Amortization Date”) and March 1, 2029 (“Maturity Date”) subject to certain prepayment fees in accordance with the VLSA. The aggregate amount of maturities is $15.0 million in 2028 and $5.0 million in 2029.

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

The Revolving Facility carries a variable per-annum interest rate at the Prime Rate plus 0.25%, subject to the floor of 6.00%, and includes additional fees of $0.3 million that are payable regardless of whether any amounts are drawn. The Revolving Facility matured on February 6, 2026. Any borrowings under the Revolving Facility are subordinate to the VLSA.

The Company allocated the issuance costs under the LSA and VLSA as follows: (1) $0.5 million to the Term Loan liability representing the initial lender fees and the fair value of the Initial Warrants to be recognized as interest expense through the Maturity Date, (2) $0.3 million to the deferred debt financing cost asset to be recognized as interest expense through the Maturity Date and to be reclassified to the Term Loan liability upon draws or expiration of the tranches, and (3) $0.1 million to the Revolving Facility deferred debt financing cost asset to be recognized as interest expense over the availability period of two years. The end-of-term fee is being accreted and the debt issuance costs are being amortized over the term of the notes using the effective interest method. The effective interest rate is 9.5%, inclusive of the end-of-term fee and debt issuance as of December 31, 2025.

The LSA and VLSA have interrelated provisions and financial covenants based on net indebtedness and certain revenue-based ratios. Upon an event of default, the interest on the Term Loan and Revolving facility may be increased by 5.0%. The Term Loan also includes a late payment fee of 6.0% of the amount not paid when due.

As of December 31, 2025, the Company was in compliance with debt covenants under the LSA and VLSA. No amounts were drawn under the Outstanding Commitment and Revolving Facility through December 31, 2025.

Notes payable consists of the following (in thousands):

	December 31,	December 31,
	2025	2024
Principal of notes payable	$20,000	$20,000
End of term fee accretion	251	113
Unamortized debt issuance costs	(440)	(555)
Carrying value of Notes Payable	$19,811	$19,558

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

	Common Stock	Common Stock	Total warrants
Balance December 31, 2024	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

Warrants issued	—	—	—
Balance December 31, 2025	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

The warrants are included in Additional paid-in capital as of December 31, 2025 and December 31, 2024.

Immediately prior to the closing of the Company’s IPO on October 15, 2024, all warrants exercisable for redeemable convertible preferred stock converted into warrants exercisable for common stock and were reclassified from long-term liabilities to equity. The warrants were subject to remeasurement at each balance sheet date, and any change in fair value was recognized as a component of non-operating income or expense in the Statements of Operations and Comprehensive Loss. The change in the value of the warrant liability for the year ended December 31, 2024, is summarized in the following table (in thousands).

Balance December 31, 2023	$334
Issuance of warrants	304
Changes in fair value of warrants	1,496
Conversion of redeemable convertible preferred stock warrants to common stock warrants	(2,134)
Balance December 31, 2024	$—

11.
Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock as of both December 31, 2025, and December 31, 2024, respectively.

The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors, subject to the prior rights of holders of redeemable convertible preferred stock outstanding. As of both December 31, 2025 and December 31, 2024, no dividends had been declared.

As of December 31, 2025, and December 31, 2024, the Company had reserved common stock for future issuance as follows:

	December 31,	December 31,
	2025	2024
Conversion of outstanding warrants	102,299	102,299
Outstanding options	4,135,501	5,708,070
Outstanding RSUs	1,561,534	335,511
Shares reserved for future issuance under the Company's equity plans	5,279,680	3,964,620
Total	11,079,014	10,110,500

Stock Incentive Plan

Activity under the 2014 Stock Incentive Plan (the “2014 Plan”), 2024 Equity Incentive Plan (the “2024 EIP”), and 2024 Incentive Award Plan (the “2024 Plan”) is as follows:

			Weighted average	Aggregate
	Number of	Weighted average	remaining contractual	intrinsic value
	options	exercise price	life (in years)	(in thousands)
Balance at December 31, 2024	5,708,070	$6.60	7.71	110,063
Options granted	596,484	18.28
Options exercised	(1,451,944)	3.92
Options forfeited	(717,109)	9.40
Balance at December 31, 2025	4,135,501	8.70	7.38	54,842
Options vested and expected to vest at December 31, 2025	4,135,501	8.70	7.38	54,842
Options exercisable at December 31, 2025	2,495,376	$6.19	6.69	39,301

The weighted-average grant-date fair value of options granted during the years ended December 31, 2025 and 2024 was $10.12 and $7.46 per share, respectively. The aggregate intrinsic value of options exercised during the years ended December 31, 2025 and 2024 was $17.4 million and $4.0 million, respectively.

Restricted Stock Unit activity under the plans is as follows:

	Number of	Weighted average
	shares	grant date fair value
Unvested at December 31, 2024	335,511	$23.53
Granted	1,719,176	17.40
Vested	(199,975)	21.62
Cancelled	(293,178)	19.21
Unvested at December 31, 2025	1,561,534	$17.94

The total fair value of shares vested during the years ended December 31, 2025 and 2024 was $4.3 million and $0.02 million, respectively.

Stock-Based Compensation

As of December 31, 2025, the aggregate unrecognized compensation costs related to outstanding unvested options and RSUs under the 2014 Plan, 2024 EIP, and 2024 Plan was $36.6 million. The Company expects to recognize those costs over a weighted average period of 3.0 years.

Prior to the completion of the Company's IPO, the fair value of the common stock underlying our stock awards was determined by the Company's Board of Directors. The valuations of the Company's common stock prior to the completion of the IPO were determined in accordance with the guidelines outlined in the American Institute of Certified Public Accountants Practice Aid, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The fair value of RSUs post-IPO is based on the Company’s closing stock price on the date of grant. The fair value of service-based stock options and RSUs are amortized on a straight-line basis over the requisite service period of the awards.

The fair value of employee stock options granted was estimated using the following weighted-average assumptions:

	Year ended December 31,
	2025	2024
Expected term (in years)	5.0	5.4
Expected volatility	61.1%	68.0%
Risk-free interest rate	3.9%	4.1%
Dividend yield	—	—

The expected term is based on an average of the midpoint of the requisite service period and the contractual term, and the historical exercise behavior. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as well as the Company's historical volatility. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of no dividend payouts.

The Company’s total stock-based compensation expense was as follows (in thousands):

	Year ended December 31,
	2025	2024
Cost of revenue	$315	$47
Research and development	2,101	813
Sales and marketing	4,557	1,463
General and administrative	5,250	3,088
Total stock-based compensation expense	$12,223	$5,411

Stock-based compensation expense does not include the impact of estimated forfeitures. Forfeitures are taken as a reduction in expense in the period in which they occur. No compensation cost is recorded for awards that do not vest. Option awards included performance-based awards which are subject to the achievement of performance goals. For options subject to performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved. These performance-based awards represent 40,854 and 118,999 of option awards outstanding as of December 31, 2025, and December 31, 2024, respectively and stock-based compensation related to performance-based awards was not material. Total stock-based compensation expense includes non-employee stock-based compensation of $1.1 million and $0.3 million for the years ended December 31, 2025, and 2024, respectively.

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

As of December 31, 2025, 772,526 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Year ended December 31,
	2025	2024
Net loss attributable to common stockholders	$(53,412)	$(40,455)
Weighted-average shares outstanding, basic and diluted	36,542	11,950
Net loss per share, basic and diluted	$(1.46)	$(3.39)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Year ended December 31,
	2025	2024
Warrants	102	102
Equity plan stock options outstanding	4,136	5,708
Restricted stock units	1,562	336
Shares committed under ESPP	46	—
Total	5,846	6,146

13.
Income Taxes

The Company recorded no income tax expense for the years ended December 31, 2025 and 2024.

As further described in Note 2, Summary of Significant Accounting Policies, the Company has elected to retrospectively adopt the guidance in ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Taxes Disclosures, or ASU 2023-09. The following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective rate for the years ended December 31, 2025 and 2024 in accordance with the guidance in ASU No. 2023-09 (in thousands, except percentages):

	Year ended December 31,
	2025		2024
Rate reconciliation	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$(11,217)	21.0%	$(8,548)	21.0%
Nondeductible Items
Executive compensation (162(m))	651	(1.2)%	—	—
Non-qualified stock option windfall	(1,324)	2.5%	—	—
Incentive stock option, net of disposition	(556)	1.0%	546	(1.3)%
Other	513	(1.0)%	367	(0.9)%
Tax Credits
Research credits	(666)	1.2%	(218)	0.5%
Change in valuation allowance	12,040	(22.5)%	7,549	(18.5)%
Other	559	(1.0)%	304	(0.8)%
Effective tax rate	$—	0.0%	$—	0.0%

The significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets
Net operating loss carryforward	$44,663	$34,766
Capitalized research and development	8,514	5,432
Research and development credits	3,149	2,102
Lease liability	633	638
Stock-based compensation	1,044	790
Accruals and reserves	1,818	1,265
Fixed assets	177	116
Total deferred tax assets	$59,998	$45,109
Deferred tax liabilities
ROU asset	(590)	(566)
Deferred commission	(1,042)	(888)
Prepaids	(635)	(562)
Bonus adjustment	(273)	(275)
Other	(39)	—
Total deferred tax liabilities	(2,579)	(2,291)
Valuation allowance	(57,419)	(42,818)
Net deferred tax asset	$—	$—

No tax benefit has been recorded through December 31, 2025, because, given the history of operating losses, the Company believes it is more likely than not that the deferred tax asset will not be realized, and a full valuation allowance has been provided. The change in the valuation allowance for the years ended December 31, 2025, and 2024 was $14.6 million and $9.6 million, respectively.

As of December 31, 2025, the Company had federal and state net operating loss carryforwards of $165.6 million and $157.6 million, respectively, available to reduce future taxable income, if any. As of December 31, 2024, the Company had federal and state net operating loss carryforwards of $127.1 million and $126.9 million, respectively, available to reduce future taxable income, if any. The federal net operating loss carryforwards generated prior to January 1, 2018, of $5.0 million and state net operating losses will begin to expire in 2035. The remaining federal net operating loss carryforwards of $160.6 million and $122.1 million as of December 31, 2025 and 2024, respectively, will not expire. Net federal operating losses generated after December 31, 2017 are not limited as they can be carried forward indefinitely, subject to an 80% income limitation. As of December 31, 2025, the Company had federal and state research and development credits of $2.2 million and $2.1 million, respectively. As of December 31, 2024, the Company had federal and state research and development credits of $1.4 million and $1.5 million, respectively. The federal research and development credits will begin to expire in 2035. The state research and development credit will not expire.

Utilization of some of the federal and state net operating losses and credit carryforwards may be subject to annual limitations due to the change in ownership provisions of the Internal Revenue Code of 1986 (“Internal Revenue Code”) and similar state provisions. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in certain situations where changes occur in the stock ownership of a company. Due to ownership changes since inception, the Company’s net operating losses may be limited as to their usage. In the event the Company has additional changes in ownership, utilization of the carryforwards could be further restricted. The Company performed an Internal Revenue Code Section 382 study for 2024 and there was no change in ownership identified. A study has not yet been performed for 2025. If there was an ownership change, there could be an annual limitation that may result in the expiration of net operating losses and credits before utilization.

Beginning in 2022 through 2024, additional changes under the U.S. Tax Cuts and Jobs Act came into effect, including the mandatory capitalization and amortization of research and development expenses. These provisions require the Company to capitalize research and experimental expenditures and amortize them on the U.S. tax return over five or fifteen years, depending on where research is conducted.

On July 4, 2025, the One Big Beautiful Bill Act (the “OBBB Act”) was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027. The OBBB Act allows for immediate expensing of domestic research and experimentation costs, accelerated depreciation on eligible capital expenditure. The changes are reflected in the results for 2025. The OBBB Act does not have a material impact on the Company's annual effective tax rate in 2025.

The Company accounts for uncertainty in income taxes under ASC topic 740. ASC 740 requires companies to determine whether it is more likely than not that a tax position will be sustained upon examination by the appropriate taxing authorities before any tax benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement, classification, and interest and penalties related to uncertain tax positions. The Company has netted its current gross unrecognized tax benefits against its deferred tax assets. If recognized, none of the unrecognized tax benefits would impact income tax expense to the extent that the Company continues to maintain a full valuation allowance against its deferred tax assets.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits (in thousands):

Balance, January 1, 2024	$475
Increases related to current tax positions	140
Changes related to prior tax positions	(59)
Balance, December 31, 2024	$556
Increases related to current tax positions	225
Changes related to prior tax positions	49
Balance, December 31, 2025	$830

The Company’s U.S. federal and state income tax returns are generally subject to tax examinations for the tax years ended December 31, 2019 through December 31, 2024. There are currently no pending income tax examinations. To the extent the Company has tax attribute carryforwards, the tax years in which the attribute was generated may still be adjusted upon examination by the Internal Revenue Service and state tax authorities to the extent utilized in a future period.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Annual Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.

This Annual Report does not include an attestation report of the Company's registered public accounting firm due to the exemption provided to emerging growth companies under the JOBS Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) of the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Rule 10b5-1 Trading Plans

Name	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Scott Blumberg Chief Financial Officer	Adopt	December 12, 2025	X		92,000	March 17, 2027

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Except as set forth below, the information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer. A current copy of the code is posted on the Investors—Corporate Governance section of our website, which is located at www.ceribell.com

We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code of Business Conduct and Ethics by posting such information on our website, at the address and location specified above and, to the extent required by the listing standards of the Nasdaq Global Select Market, by filing a Current Report on Form 8-K with the SEC, disclosing such information.

We have adopted insider trading policies and procedures governing the purchase, sale, and other dispositions of our securities by directors, officers, and employees that are designed to promote compliance with insider trading laws, rules, and regulations, and applicable Nasdaq listing standards, as well as procedures designed to further the foregoing purposes. A copy of our insider trading policy was filed with our Annual Report for the fiscal year ended December 31, 2024 as Exhibit 19.1, which is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services.

The information required by this item is incorporated by reference to our definitive Proxy Statement to be filed with the SEC in connection with our 2026 Annual Meeting of Stockholders within 120 days after the end of the fiscal year ended December 31, 2025.

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

Exhibit Index

		Incorporated by reference
Exhibit Number	Description	Form	Dated	Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/15/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	10/15/2024	3.2
4.01	Form of Common Stock Certificate.	S-1/A	9/19/2024	4.01
4.02	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.	10-K	2/25/2025	4.02
4.03	Warrant to Purchase Shares of Series Preferred Stock, dated May 1, 2020, issued to Horizon Technology Finance Corporation (Loan A).	S-1	8/26/24	4.03
4.04	Warrant to Purchase Shares of Series Preferred Stock, dated May 1, 2020, issued to Horizon Technology Finance Corporation (Loan B).	S-1	8/26/24	4.04
4.05	Amended and Restated Warrant to Purchase Shares of Series Preferred Stock, dated May 1, 2020, issued to Horizon Technology Finance Corporation (Loan C), as amended on March 10, 2022.	S-1	8/26/24	4.05
4.06	Amended and Restated Warrant to Purchase Shares of Series Preferred Stock, dated May 1, 2020, issued to Horizon Technology Finance Corporation (Loan D), as amended on March 10, 2022.	S-1	8/26/24	4.06
4.07	Warrant to Purchase Shares of Series Preferred Stock, dated May 1, 2020, issued to Horizon Technology Finance Corporation (Loan E).	S-1	8/26/24	4.07
4.08	Warrant to Purchase Shares of Series Preferred Stock, dated May 1, 2020, issued to Horizon Technology Finance Corporation (Loan F).	S-1	8/26/24	4.08
4.09	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated March 10, 2022, issued to Horizon Technology Finance Corporation (Loan C).	S-1	8/26/24	4.09
4.10	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated March 10, 2022, issued to Horizon Technology Finance Corporation (Loan D).	S-1	8/26/24	4.10
4.11	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated March 10, 2022, issued to Horizon Technology Finance Corporation (Loan G).	S-1	8/26/24	4.11
4.12	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated March 10, 2022, issued to Horizon Technology Finance Corporation (Loan H).	S-1	8/26/24	4.12
4.13	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated March 10, 2022, issued to Horizon Technology Finance Corporation (Loan I).	S-1	8/26/24	4.13
4.14	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated March 10, 2022, issued to Horizon Technology Finance Corporation (Loan J).	S-1	8/26/24	4.14
4.15	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Silicon Valley Bank, a Division of First-Citizens Bank & Trust Company. (Closing Warrant).	S-1	8/26/24	4.15
4.16	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan B).	S-1	8/26/24	4.16
4.17	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan C).	S-1	8/26/24	4.17

4.18	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan D).	S-1	8/26/24	4.18
4.19	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan F Commitment).	S-1	8/26/24	4.19
4.20	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan G Commitment).	S-1	8/26/24	4.20
4.21	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan I Commitment).	S-1	8/26/24	4.21
4.22	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan J Commitment).	S-1	8/26/24	4.22
4.23	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan L Commitment).	S-1	8/26/24	4.23
4.24	Warrant to Purchase Shares of Series C-1 Preferred Stock, dated February 6, 2024, issued to Horizon Technology Finance Corporation. (Loan M Commitment).	S-1	8/26/24	4.24
10.01	Lease Agreement dated July 2021, by and between WTA Pastoria II LLC and CeriBell, Inc.	S-1	8/26/2024	10.01
10.02	Letter Agreement dated October 5, 2021, by and between WTA Pastoria II LLC and CeriBell, Inc.	S-1	8/26/2024	10.02
10.03	First Amendment to Lease, effective December 8, 2025, by and between CeriBell, Inc. and WTA Pastoria II LLC.	8-K	12/12/2025	10.2
10.04	Standard Industrial/Commercial Multi-Tenant Lease, dated May 17, 2024, by and between George Yagmourian and Josefa Yagmourian, Trustees of the Yagmourian 1984 Living Trust dated October 10, 1984 and CeriBell, Inc.	S-1	8/26/2024	10.03
10.05	Second Amendment to Standard Industrial/Commercial Multi-Tenant Lease, effective December 4, 2025, by and between CeriBell, Inc. and George Yagmourian and Josefa Yagmourian, Trustees of the Yagmourian 1984 Living Trust.	8-K	12/12/2025	10.1
10.06	Loan and Security Agreement, dated February 6, 2024, by and between CeriBell, Inc. and Silicon Valley Bank.	S-1	8/26/2024	10.04
10.07	Venture Loan and Security Agreement, dated February 6, 2024, by and among CeriBell, Inc., Horizon Technology Finance Corporation and Silicon Valley Bank.	S-1	8/26/2024	10.05
10.08	First Amendment to Venture Loan and Security Agreement, dated February 14, 2025, by and among CeriBell, Inc., Horizon Technology Finance Corporation and Silicon Valley Bank.	10-K	2/25/2025	10.06
10.09†	Exclusive (Equity) Agreement, dated June 15, 2015, by and between the Board of Trustees of the Leland Stanford Junior University and CeriBell, Inc.	S-1	8/26/2024	10.06
10.10†	Amendment No. 1 to the License Agreement effective the 15th Day of June 2015 by and between the Board of Trustees of the Leland Stanford Junior University and CeriBell, Inc., dated September 14, 2015.	S-1	8/26/2024	10.07
10.11†	Amendment No. 2 to the License Agreement effective the 15th Day of June 2015 and amended the 14th Day of September 2015, by and between the Board of Trustees of the Leland Stanford Junior University and CeriBell, Inc., dated April 1, 2017.	S-1	8/26/2024	10.08
10.12†	Amendment No. 3 to the License Agreement effective the 15th Day of June 2015, by and between the Board of Trustees of the Leland Stanford Junior University and CeriBell, Inc., dated March 8, 2022.	S-1	8/26/2024	10.09

10.13†	Amendment No. 4 to the License Agreement effective the 15th Day of June 2015, by and between the Board of Trustees of the Leland Stanford Junior University and CeriBell, Inc., dated June 12, 2025.	8-K	6/20/2025	10.01
10.14#	2024 Incentive Award Plan.	S-1/A	10/7/2024	10.14
10.15#	Form Agreements under 2024 Incentive Award Plan.	S-1/A	10/7/2024	10.15
10.16#	2024 Employee Stock Purchase Plan.	S-1/A	10/7/2024	10.16
10.17#	Non-Employee Director Compensation Program.	10-Q	5/8/2025	10.1
10.18#	Form of Indemnification Agreement for Directors and Officers.	S-1/A	9/19/2024	10.18
10.19#	Employment Agreement, by and between CeriBell, Inc. and Xingjuan (Jane) Chao, Ph.D.	S-1/A	8/26/2024	10.19
10.20#	Employment Agreement, by and between CeriBell, Inc. and Scott Blumberg.	S-1/A	8/26/2024	10.20
10.21#	Employment Agreement, by and between CeriBell, Inc. and Joshua Copp.	S-1	8/26/2024	10.21
10.22#	Separation Agreement, dated March 28, 2025, by and between CeriBell, Inc. and Joshua Copp.	10-Q	5/8/2025	10.2
10.23#	Employment Agreement, by and between CeriBell, Inc. and Raymond Woo, Ph.D., as amended.	S-1/A	10/7/2024	10.22
10.24#	Form of Executive Change in Control and Severance Agreement.	S-1/A	9/19/2024	10.23
10.25#	Consulting Agreement, dated May 7, 2018, and Amendment No.1 to Consulting Agreement, dated October 2, 2024, by and between CeriBell, Inc. and Josef Parvizi.	S-1/A	10/7/2024	10.28
10.26	Corporate Supply Agreement, dated January 10, 2022, by and between CeriBell, Inc. and Shenzhen Everwin Precision Technology Co., Ltd.	S-1	8/26/2024	10.24
10.27	Corporate Supply Agreement Amendment, dated March 7, 2023, by and between CeriBell, Inc. and Shenzhen Everwin Precision Technology Co., Ltd.	S-1	8/26/2024	10.25
10.28	Amendment No. 2 to the Corporate Supply Agreement, dated November 28, 2023, by and between CeriBell, Inc. and Shenzhen Everwin Precision Technology Co., Ltd.	8-K	9/24/2025	10.1
10.29	Amendment No. 3 to the Corporate Supply Agreement, dated September 22, 2025, by and among CeriBell, Inc., Shenzhen Everwin Precision Technology Co., Ltd., and Everwin Precision (Viet Nam) Technology Co., Ltd.	8-K	9/24/2025	10.2
10.30	Corporate Supply Agreement, dated February 1, 2024, by and between CeriBell, Inc. and Ease Care under the management of Luxen and Kersen.	S-1	8/26/2024	10.26
19.1	Insider Trading Compliance Policy and Procedures.	10-K	2/25/2025	19.1
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.				X
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K).
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.3*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
97	Policy Relating to Recovery of Erroneously Awarded Compensation.	10-K	2/25/2025	97

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).	X

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

CeriBell, Inc.

Date: February 24, 2026	By:	/s/ Xingjuan (Jane) Chao, Ph.D.
Xingjuan (Jane) Chao, Ph.D.
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Xingjuan (Jane) Chao, Ph.D., Scott Blumberg, and Louisa Daniels and each of them, his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agents full power and authority to do and perform each and every act in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or either of them or their or his or her substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Xingjuan (Jane) Chao, Ph.D.	President, Chief Executive Officer, and Director	February 24, 2026
Xingjuan (Jane) Chao, Ph.D.	(Principal Executive Officer)

/s/ Scott Blumberg	Chief Financial Officer	February 24, 2026
Scott Blumberg	(Principal Financial Officer)

/s/ David Foehr	Senior Vice President, Finance	February 24, 2026
David Foehr	(Principal Accounting Officer)

/s/ Rebecca Robertson	Chair of the Board of Directors	February 24, 2026
Rebecca Robertson

/s/ Juliet Tammenoms Bakker	Director	February 24, 2026
Juliet Tammenoms Bakker

/s/ William W. Burke	Director	February 24, 2026
William W. Burke

/s/ Josef Parvizi, M.D., Ph.D.	Director	February 24, 2026
Josef Parvizi, M.D., Ph.D.

/s/ Erica Rogers	Director	February 24, 2026
Erica Rogers

/s/ Joseph M. Taylor	Director	February 24, 2026
Joseph M. Taylor