Form 10-Q
period 2026-03-31
Ceribell, Inc.
filed 2026-05-11
CIK 1861107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 7, 2026, the registrant had 37,942,700 shares of common stock, $0.001 par value per share, outstanding.

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

You should read this Quarterly Report on Form 10-Q and the documents that we reference in this Quarterly Report on Form 10-Q and have filed as exhibits to this Quarterly Report on Form 10-Q, completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of the forward-looking statements in this Quarterly Report on Form 10-Q by these cautionary statements.

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CeriBell, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)
(unaudited)

	March 31,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$45,252	$40,476
Marketable securities	95,932	118,785
Accounts receivable, net	15,712	15,053
Inventory	6,902	7,288
Contract costs, current	2,231	2,210
Prepaid expenses and other current assets	2,882	2,906
Total current assets	168,911	186,718
Property and equipment, net	1,926	2,030
Operating lease right-of-use assets	2,041	2,296
Contract costs, long-term	1,742	1,847
Other non-current assets	3,458	2,912
Total assets	$178,078	$195,803
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$1,981	$2,838
Accrued liabilities	12,561	14,328
Contract liabilities, current	88	101
Operating lease liability, current	1,141	1,105
Other current liabilities	413	818
Total current liabilities	16,184	19,190
Long-term liabilities
Notes payable, long-term	19,917	19,811
Other liabilities, long-term	106	106
Operating lease liability, long-term	1,058	1,360
Total long-term liabilities	21,081	21,277
Total liabilities	$37,265	$40,467
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value;
Authorized shares: 10,000,000 as of March 31, 2026 and December 31, 2025, respectively
Issued and outstanding shares: none as of March 31, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value;
Authorized shares: 500,000,000 as of March 31, 2026 and December 31, 2025, respectively
Issued and outstanding shares: 37,859,680 and 37,485,124 as of March 31, 2026 and December 31, 2025, respectively	38	38
Additional paid-in capital	380,850	375,495
Accumulated other comprehensive income	18	159
Accumulated deficit	(240,093)	(220,356)
Total stockholders’ equity	140,813	155,336
Total liabilities and stockholders’ equity	$178,078	$195,803

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)
(unaudited)

	Three months ended March 31,
	2026	2025
Revenue
Product revenue	$20,190	$15,608
Subscription revenue	6,304	4,883
Total revenue	26,494	20,491
Cost of revenue
Product cost of goods sold	3,068	2,360
Subscription cost of revenue	304	124
Total cost of revenue	3,372	2,484
Gross profit	23,122	18,007
Operating expenses
Research and development	6,161	4,246
Sales and marketing	22,390	18,033
General and administrative	15,316	9,935
Total operating expenses	43,867	32,214
Loss from operations	(20,745)	(14,207)
Interest expense	(434)	(471)
Other income, net	1,442	1,901
Loss, before provision for income taxes	(19,737)	(12,777)
Provision for income tax expense	—	—
Net loss	$(19,737)	$(12,777)
Net loss per share attributable to common stockholders:
Basic and diluted	(0.52)	(0.36)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	37,663,285	35,881,029
Other comprehensive loss
Net unrealized loss on marketable securities	$(141)	$(6)
Comprehensive loss	$(19,878)	$(12,783)

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2025	37,485,124	38	375,495	$159	$(220,356)	$155,336
Issuance of restricted stock awards	96,073	—	—	—	—	—
Issuance of common stock	278,483	—	1,632	—	—	1,632
Stock-based compensation	—	—	3,723	—	—	3,723
Net loss	—	—	—	—	(19,737)	(19,737)
Other comprehensive loss	—	—	—	(141)	—	(141)
Balance March 31, 2026	37,859,680	38	$380,850	$18	$(240,093)	$140,813

Balance December 31, 2024	35,850,606	36	358,073	$—	$(166,944)	$191,165
Issuance of restricted stock awards	12,468	—	—	—	—	—
Shares withheld for taxes	(4,303)	—	(100)	—	—	(100)
Issuance of common stock pursuant to stock option exercises	38,291	—	251	—	—	251
Stock-based compensation	—	—	2,348	—	—	2,348
Net loss	—	—	—	—	(12,777)	(12,777)
Other comprehensive loss	—	—	—	(6)	—	(6)
Balance March 31, 2025	35,897,062	36	$360,572	$(6)	$(179,721)	$180,881

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Cash Flows

(in thousands)
(unaudited)

	Three months ended March 31,
	2026	2025
Cash flows from operating activities
Net loss	$(19,737)	$(12,777)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	239	335
Noncash lease expense	(11)	(25)
Stock-based compensation expense	3,723	2,348
Amortization of debt discount and accretion of premium on term loans	(6)	99
Accretion (amortization) of discount and premium on marketable securities	(555)	(17)
Loss on disposal of property and equipment and recorders	34	27
Changes in operating assets and liabilities:
Accounts receivable, net	(659)	(421)
Inventory	386	383
Prepaid expenses and other current assets	25	402
Contract costs	84	(428)
Other non-current assets	6	—
Accounts payable	(857)	345
Accrued liabilities and other current liabilities	(1,956)	(1,761)
Contract liabilities	(13)	87
Net cash used in operating activities	(19,297)	(11,403)
Cash flows from investing activities
Purchases of recorder components and recorders	(701)	(131)
Purchases of property and equipment	(125)	(148)
Purchases of marketable securities	(26,733)	(29,330)
Proceeds from maturities of marketable securities	50,000	—
Net cash provided by (used in) investing activities	22,441	(29,609)
Cash flows from financing activities
Proceeds related to employee stock plans	1,632	152
Debt issuance cost	—	(150)
Net cash provided by financing activities	1,632	2
Net increase (decrease) in cash and cash equivalents	4,776	(41,010)
Cash and cash equivalents, beginning of period	40,476	194,370
Cash and cash equivalents, end of period	$45,252	$153,360
Supplemental disclosure of cash flow information
Cash paid for interest	$434	$472
Property and equipment included in accounts payable and accrued expenses	14	8
Recorder components included in accounts payable and accrued expenses	99	35

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

Liquidity

As of March 31, 2026, the Company’s principal sources of liquidity consisted of $141.2 million of cash, cash equivalents, and marketable securities.

The Company has incurred operating losses and negative cash flows from operations since its inception. On March 31, 2026, the Company had an accumulated deficit of $240.1 million. Such losses primarily resulted from the costs incurred in the development and sales and marketing of the Company’s products and building the Company’s organization. The Company expects to incur losses in the near term as it continues to focus on the development and promotion of new and existing products and expand its corporate infrastructure, including the costs associated with being a public company.

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

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of March 31, 2026, and the results of its operations for the three months ended March 31, 2026 and 2025 and cash flows for the three months ended March 31, 2026 and 2025. The condensed balance sheet at March 31, 2026, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

Accounting Policies, Significant Judgments, and Use of Estimates

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

The Company’s accounts receivable are derived solely from product and subscription sales to customers located in the United States. The Company performs periodic evaluations of its customers’ financial condition and generally requires no collateral from its customers. Credit losses historically have not been significant. No customers comprised 10% or more of the Company’s revenue for the three months ended March 31, 2026 and 2025. No customers comprised 10% or more of the Company’s accounts receivable balance as of March 31, 2026, or December 31, 2025.

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

Information About Segment and Geographic Areas

The Company operates and manages its business as one reportable and operating segment. The Company generates revenue from two recurring sources. Product revenue is generated by the sale of the Company’s disposable headbands and headcaps (“Wearables”) that are intended for single patient use. Subscription revenue is generated by monthly subscription fees charged to the Company’s hospital customers for use of Clarity, recorders, and its portal. The Company has one reportable segment due to the similar customer base of its products and subscriptions and similarities in: economic characteristics; nature and compatibility of products and subscriptions; and procurement, manufacturing and distribution processes.

In accordance with the “Segment Reporting” Topic of the Accounting Standards Codification (“ASC”), the Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The Company's measure of segment profit or loss is loss from operations. The CODM utilizes the Company's financial information such as loss from operations derived from revenues and operating expenses included in the Company forecast, performance metrics, and budget versus actual analyses on an aggregate basis for purposes of evaluating financial performance and how to best allocate resources across functions when developing and reviewing the annual budget to achieve the Company's long term objectives. Significant expenses regularly provided to the CODM within loss from operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s Statements of Operations and Comprehensive Loss. The measure of segment assets is reported on the Balance Sheets as total assets. Since the Company operates in one segment, all accounting policies and financial information required by “Segment Reporting” can be found in the summary of significant accounting policies, the revenue footnote, and the accompanying annual financial statements. All of the Company’s revenue was in the United States for the three months ended March 31, 2026 and 2025. Long-lived assets held outside of the United States were $0.9 million as of both March 31, 2026 and December 31, 2025.

License Agreement

The Company has an in-license arrangement with Stanford University whereby the Company owes low-single digit royalty percentages related to revenue that is derived pursuant to in-licensed technologies, subject to a minimum payment. Royalty obligations are expensed as cost of revenue in the statements of operations and comprehensive loss, when incurred or over the minimum royalty periods and have not been material. On June 12, 2025, the Company extended the exclusivity of the licensed patents to the date the last licensed patent expires in May 2036 for a term exercise fee of $250,000. As the in-licensed technologies are used to generate revenue, the exercise fee has been deferred in other assets and will be amortized to cost of revenue on a straight-line basis through May 2036.

Related Party Transactions

The Company paid Dr. Parvizi, a Director and Co-Founder of the Company, for consulting services and reimbursement of related expenses and recorded such amounts as general and administrative expenses within the statements of operations and comprehensive loss. Expenses related to Dr. Parvizi were $49,000 for both the three months ended March 31, 2026 and 2025.

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

3.
Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided (in thousands):

	Three months ended March 31,
	2026	2025
EEG recorders and Wearables sales, point in time	$20,190	$15,608
EEG portal and Clarity subscriptions and recorder loans, over time	6,304	4,883
Total Revenue	$26,494	$20,491

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

The following table provides the breakdown of capitalized contract costs (in thousands):

March 31,
2026
Contract cost balance beginning of the period	$4,057
Contract costs capitalized during the period	590
Contract costs amortized during the period	(674)
Contract Costs as of period end	$3,973

Contract Liabilities and Performance Obligations

Contract liabilities consist of up-front payments received from customers primarily for the Clarity subscriptions.

The following table provides the breakdown of contract liabilities (in thousands):

March 31,
2026
Contract Liabilities balance beginning of the period	$101
Additional Contract Liabilities during the period	53
Contract Liabilities balance recognized during the period	(66)
Balance as of period end	$88

The Company has elected not to include unfulfilled performance obligations for contracts in which the amount of revenue it recognizes is equal to the amount which the Company has a right to invoice. No revenue was recognized in the reporting period from performance obligations satisfied in previous periods. The short-term remaining performance obligations are expected to be recognized within 12 months.

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

Fair Value of Assets and Liabilities

The following tables represent the Company’s financial assets and liabilities according to the fair value hierarchy, measured at fair value (in thousands):

March 31, 2026	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$42,443	$—	$—	$42,443
Marketable securities
U.S. Treasury Bills	13,751	49,806	—	63,557
U.S. Notes and Bonds	—	32,375	—	32,375
Total assets, at fair value	$56,194	$82,181	$—	$138,375

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$34,918	$—	$—	$34,918
Marketable securities
U.S. Treasury Bills	7,900	53,329	—	61,229
U.S. Notes and Bonds	—	57,556	—	57,556
Total assets, at fair value	$42,818	$110,885	$—	$153,703

The carrying amount of the Company’s notes payable is carried at amortized cost and approximates its fair value.

The fair value and amortized cost of Level 1 and 2 available-for-sale marketable securities as of March 31, 2026 and December 31, 2025 are presented in the following table (in thousands):

March 31, 2026	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$63,570	$8	$(21)	$63,557
U.S. Notes and Bonds	32,344	31	—	32,375
Total marketable securities	$95,914	$39	$(21)	$95,932

December 31, 2025	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$61,178	$51	$—	$61,229
U.S. Notes and Bonds	57,448	108	—	57,556
Total marketable securities	$118,626	$159	$—	$118,785

The fair value of available-for-sale marketable securities by contractual maturities as of March 31, 2026 are presented in the following table (in thousands):

March 31,
2026
Due in less than one year	$95,932
Due in one to two years	—
Total marketable securities	$95,932

Cash equivalents are comprised of Level 1 financial instruments of money market fund investments. Level 1 financial instruments are comprised of cash equivalents and certain U.S. Treasury bills. Level 2 financial instruments are comprised of certain U.S. Treasury bills and U.S. Notes and Bonds. The Company's valuation technique used to measure the fair value of money market funds and Level 1 U.S. Treasury bills is derived from quoted prices in active markets for identical assets or liabilities. The fair value of Level 2 financial instruments is derived using observable inputs other than quoted prices.

5.
Balance Sheet Details

Inventory

Inventory consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Component materials	$5,158	$4,985
Finished goods	1,744	2,303
Total	$6,902	$7,288

Property and Equipment, net

Property and equipment are comprised of the following (in thousands):

	March 31,	December 31,
	2026	2025
Furniture and fixtures	$874	$857
Computer equipment and software	391	391
Laboratory and manufacturing equipment	2,506	2,418
Leasehold improvements	855	852
Construction in progress	186	218
Total Property and Equipment	4,812	4,736
Less: accumulated depreciation and amortization	2,886	2,706
Property and Equipment, Net	$1,926	$2,030

Depreciation and amortization expense was $0.2 million for both the three months ended March 31, 2026 and 2025.

Other Non-Current Assets

Other non-current assets are comprised of the following (in thousands):

	March 31,	December 31,
	2026	2025
Recorders at customer locations	$2,021	$1,838
Less: accumulated depreciation of recorders at customer locations	(1,063)	(1,033)
Recorders at customer locations, net	958	805
Recorders and related components	1,627	1,141
Deferred debt financing cost	246	335
Other non-current assets	627	631
Total non-current assets	$3,458	$2,912

Recorder depreciation expense was $0.06 million and $0.09 million for the three months ended March 31, 2026 and 2025, respectively.

Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	March 31,	December 31,
	2026	2025
Accrued bonuses and payroll	$2,090	$6,082
Accrued commissions	3,029	4,048
Professional fees and other costs	6,486	1,994
Employee stock purchase plan liability	635	1,004
Other	321	1,200
Total	$12,561	$14,328

6.
Employee Benefit Plan

The Company offers its employees a tax-deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from payroll checks and are automatically withdrawn from the Company’s checking account and deposited into participants’ retirement accounts a few days following each payroll period. Beginning March 1, 2025, the Company provides a 50% match for employee contributions up to a certain limit. The Company contributed $0.6 million and $0.2 million during the three months ended March 31, 2026 and 2025, respectively, to its 401(k) plan.

7.
Commitments and Contingencies

Litigation

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

Legal fees are expensed in the period in which they are incurred and are included in accrued liabilities. In addition to expenses incurred, as of March 31, 2026, the Company has a commitment to pay $2.9 million in deferred legal fees contingent upon the earlier of settlement or favorable Initial Determination by the Administrative Law Judge related to the Natus patent infringement complaints. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No provision or accrual has been recorded related to the deferred legal fees based on currently available information. As of March 31, 2026, and December 31, 2025, there were no litigation liabilities recorded for the contingent deferred legal fees described above.

Other Matters

On February 20, 2026, a U.S. Supreme Court ruling invalidated tariffs imposed under the International Emergency Economic Powers Act (“IEEPA”). The Company estimates it has paid approximately $1.6 million under the IEEPA tariffs. The ruling did not address potential refunds, creating uncertainty regarding the potential recovery of tariffs previously assessed under that statute. As of March 31, 2026, the Company has not recognized an asset related to the potential refund. The Company will continue to evaluate new information and will recognize the refund when the requirements under ASC 450, Contingencies, have been met.

8.
Leases

The Company’s ROU asset relates to its leased corporate offices and warehouse in Sunnyvale, CA. Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31,	December 31,
	2026	2025
Operating Lease
Operating lease right-of-use asset	$2,041	$2,296

Operating lease liability, current	1,141	1,105
Operating lease liability, long-term	1,058	1,360
Total operating lease liabilities	$2,199	$2,465
Weighted average remaining lease term (years)	1.8	2.1
Weighted average remaining discount rate	8.00%	8.00%

A summary of total lease expense and other information for the periods relating to the Company’s operating leases was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Operating lease expense	$306	$281
Variable lease expense	101	98
Total lease expense	$407	$379

Total cash payments for amounts included in the measurement of lease liabilities	$311	$302

The Company leases office space and warehouse space under non-cancelable operating leases. As of March 31, 2026, the future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

March 31,
Operating Leases:	2026
Remainder of 2026	$943
2027	1,306
2028	109
Total undiscounted lease payments	2,358
Imputed interest	(159)
Net Lease Liabilities	$2,199

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

Upon execution of the VLSA, the Company drew down the entire first tranche of $20.0 million in principal (“Term Loan”), including $6.0 million from SVB (“SVB Loan”) and $14.0 million from Horizon (“Horizon Loan”). Subject to the VLSA terms, the Company is entitled to receive up to $30.0 million (“Outstanding Commitment”) in three additional tranches of $10.0 million each. Each lender’s obligation to lend its undisbursed portion of the Outstanding Commitment to the Company shall terminate if, in such Lender’s sole good faith discretion, there has been a material adverse change in the results of operations or financial condition of the Company, whether or not arising from transactions in the ordinary course of business, or there has been any material adverse deviation by the Company from the business plan of the Company presented to any Lender. No material adverse changes have been identified as of March 31, 2026.

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

Senior Revolving Facility

In February 2024, the Company also executed a Loan and Security Agreement (“LSA”) with SVB to receive a senior revolving line of credit of up to $10.0 million (“Revolving Facility”). The Revolving Facility matured on February 6, 2026. No borrowings were made under the Revolving Facility, and the Revolving Facility is no longer available for borrowing as of March 31, 2026.

As of March 31, 2026, the Company was in compliance with debt covenants under the LSA and VLSA. The effective interest rate is 9.5%, inclusive of the end-of-term fee and debt issuance as of March 31, 2026. No amounts were drawn under the Outstanding Commitment and Revolving Facility through March 31, 2026.

Notes payable consists of the following (in thousands):

	March 31,	December 31,
	2026	2025
Principal of notes payable	$20,000	$20,000
End of term fee accretion	285	251
Unamortized debt issuance costs	(368)	(440)
Carrying value of Notes Payable	$19,917	$19,811

Collateral for the VLSA consists of a security interest in all assets of the Company, excluding intellectual property.

10.
Warrants

Effective February 6, 2024, the Company, Horizon, and SVB entered into a $60.0 million financing commitment. Warrants representing the right to purchase 41,345 shares of Series C-1 redeemable convertible preferred stock at a price of $11.49 per share were issued upon closing. Immediately prior to the Company’s IPO on October 15, 2024, all warrants exercisable for redeemable convertible preferred stock were converted into warrants exercisable for common stock and reclassified from liabilities to equity. All warrants are currently exercisable, in whole or in part, and expire in 2030, 2032, and 2034. To the extent the warrants are not previously exercised, and if the fair market value of one share is greater than the exercise price under the warrants then in effect, the warrants shall be deemed automatically exercised immediately before expiration.

	Common Stock	Common Stock	Total warrants
Balance December 31, 2025	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

Warrants issued	—	—	—
Balance March 31, 2026	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

The warrants are included in Additional paid-in capital as of March 31, 2026, and December 31, 2025.

11.
Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock as of both March 31, 2026, and December 31, 2025.

The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of March 31, 2026, no dividends had been declared.

As of March 31, 2026, and December 31, 2025, the Company had reserved common stock for future issuance as follows:

	March 31,	December 31,
	2026	2025
Conversion of outstanding warrants	102,299	102,299
Outstanding options	3,935,100	4,135,501
Outstanding RSUs	1,648,022	1,561,534
Shares reserved for future issuance under the Company's equity plans	7,267,978	5,279,680
Total	12,953,399	11,079,014

Stock Incentive Plan

Activity under the 2014 Stock Incentive Plan (the “2014 Plan”), 2024 Equity Incentive Plan (the “2024 EIP”), and 2024 Incentive Award Plan (the “2024 Plan”) is as follows:

			Weighted average	Aggregate
	Number of	Weighted average	remaining contractual	intrinsic value
	options	exercise price	life (in years)	(in thousands)
Balance at December 31, 2025	4,135,501	$8.70	7.38	54,842
Options granted	83,025	22.02
Options exercised	(232,777)	4.66
Options forfeited	(50,649)	10.18
Balance at March 31, 2026	3,935,100	9.24	7.29	36,509
Options vested and expected to vest as of March 31, 2026	3,935,100	9.24	7.29	36,509
Options exercisable at March 31, 2026	2,460,544	$6.74	6.67	28,651

The weighted-average grant-date fair value of options granted during the three months ended March 31, 2026 and 2025 was $13.31 and $13.76 per share, respectively. The aggregate intrinsic value of options exercised during the three months ended March 31, 2026 and 2025 was $3.5 million and $0.6 million, respectively.

Restricted Stock Unit activity under the plans is as follows:

	Number of	Weighted average
	shares	grant date fair value
Unvested at December 31, 2025	1,561,534	$17.94
Granted	241,448	21.42
Vested	(96,073)	19.98
Cancelled	(58,887)	17.67
Unvested at March 31, 2026	1,648,022	$18.31

The total fair value of shares vested during the three months ended March 31, 2026 and 2025 was $1.9 million and $0.3 million, respectively.

Stock-Based Compensation

As of March 31, 2026, the aggregate unrecognized compensation costs related to outstanding unvested options and RSUs under the 2014 Plan, 2024 EIP, and 2024 Plan was $38.1 million. The Company expects to recognize those costs over a weighted average period of 3.0 years.

The fair value of RSUs is based on the Company’s closing stock price on the date of grant. The fair value of service-based stock options and RSUs are amortized on a straight-line basis over the requisite service period of the awards.

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the three months ended March 31, 2026 and 2025:

	Three months ended March 31,
	2026	2025
Expected term (in years)	4.9	5.5
Expected volatility	71.0%	63.4%
Risk-free interest rate	3.8%	4.5%
Dividend yield	—	—

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

The Company’s total stock-based compensation expense was as follows (in thousands):

	Three months ended March 31,
	2026	2025
Cost of revenue	$148	$25
Research and development	700	373
Sales and marketing	1,510	777
General and administrative	1,365	1,173
Total stock-based compensation expense	$3,723	$2,348

Stock-based compensation expense does not include the impact of estimated forfeitures. Forfeitures are taken as a reduction in expense in the period in which they occur. No compensation cost is recorded for awards that do not vest. Option awards included performance-based awards which are subject to the achievement of performance goals. For options subject to performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved. These performance-based awards represent 27,236 and 40,854 of option awards outstanding as of March 31, 2026 and December 31, 2025, respectively and stock-based compensation related to performance-based awards was not material. Total stock-based compensation expense includes non-employee stock-based compensation of $0.3 million and $0.4 million for the three months ended March 31, 2026 and 2025, respectively.

Employee Stock Purchase Plan

In February 2025, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The Company allows eligible employees to purchase shares of the Company's common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each offering period, which is typically six months. In January 2026, the number of shares of common stock available for issuance under the ESPP was increased by 374,848 shares as a result of the automatic increase provision in the ESPP.

As of March 31, 2026, 1,101,668 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. Stock-based compensation related to the ESPP was not material and is included in the Company’s total stock-based compensation expense table above.

12.
Net loss attributable to common stockholders

Basic net loss per share attributable to the Company’s common stockholders is computed by dividing the net loss attributable to the Company’s common stockholders by the weighted-average number of shares of common stock outstanding during the period. Diluted net loss per share is the same as basic net loss per share for all periods presented because the effects of potentially dilutive items were anti-dilutive given the Company’s net loss position in each period presented.

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended March 31,
	2026	2025
Net loss attributable to common stockholders	$(19,737)	$(12,777)
Weighted-average shares outstanding, basic and diluted	37,663	35,881
Net loss per share, basic and diluted	$(0.52)	$(0.36)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three months ended March 31,
	2026	2025
Warrants	102	102
Equity plan stock options outstanding	3,935	5,406
Restricted stock units	1,648	525
Shares committed under ESPP	39	22
Total	5,724	6,055

13.
Income Taxes

The Company had an effective tax rate of 0.0% for both of the three months ended March 31, 2026 and 2025. The Company continues to incur operating losses.

During the three months ended March 31, 2026 and 2025, the Company evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in our Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report on Form 10-Q, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a medical technology company focused on transforming the diagnosis and management of patients with serious neurological conditions. We have developed the Ceribell System, a novel, point-of-care EEG platform specifically designed to address the unmet needs of patients in the acute care setting. By combining proprietary, highly portable, and rapidly deployable hardware with sophisticated artificial intelligence (“AI”)-powered algorithms, the Ceribell System enables rapid diagnosis and continuous monitoring of patients with neurological conditions. We initially focused on becoming the standard of care for the detection and management of seizures in the acute care setting, where the technological and operational limitations of conventional EEG systems have contributed to significant delays in seizure and delirium diagnosis and suboptimal patient care and clinical outcomes, as well as a high economic burden for hospitals and the healthcare system. By making EEG more accessible and enabling continuous monitoring through the power of AI, the Ceribell System enables clinicians to more rapidly and accurately diagnose and manage patients at risk of seizure and delirium in the acute care setting, resulting in improved patient outcomes and hospital and payer economics. As of March 31, 2026, the Ceribell System has been adopted by more than 650 hospitals, ranging from top academic centers to small community hospitals. For information regarding how patient care and clinical outcomes are measured, see “Business—Market Overview—Challenges of Managing Seizures in the Acute Care Setting” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2026.

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

As of March 31, 2026, we had an accumulated deficit of $240.1 million. To date, we have funded our operations primarily through proceeds from the sale of shares of our stock, including common stock and redeemable convertible preferred stock, term loan proceeds, and cash generated from the sale of Wearables and subscriptions. As of March 31, 2026, we had $141.2 million in cash, cash equivalents, and marketable securities. Based on our current operating plan, we believe that the net proceeds from our IPO, together with the expected cash generated from revenue transactions with customers and our existing cash and cash equivalents, will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

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

Our Business Model

Key Factors Affecting Our Results of Operations and Performance

We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. These factors include:

•
Adoption of the Ceribell System by new accounts. There are approximately 6,000 acute care facilities with an Intensive Care Unit (“ICU”) or Emergency Department (“ED”) or both in the United States that we believe could benefit from the Ceribell System because the patients arriving at such facilities may experience seizures or delirium triggered by the conditions leading them to seek acute medical care. As of March 31, 2026, we have successfully deployed the Ceribell System to more than 650 hospitals, ranging from top academic centers to small community hospitals. We believe that all acute care facilities in the United States can benefit from the Ceribell System, and our goal is to establish the Ceribell System as the standard of care for the detection and management of seizures in critically ill patients. To drive further adoption of the Ceribell System, we leverage our commercial infrastructure including Territory Managers (“TMs”), who focus on new account acquisition and onboarding, and Clinical Account Managers (“CAMs”), who focus on ongoing account coverage to increase utilization and further support hospital onboarding. Our commercial team engages with customers to communicate the value proposition of the Ceribell System, leveraging our large base of clinical evidence.
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

We expect that our revenue will continue to fluctuate quarter-to-quarter due to a variety of factors, including the potential success of our sales force in extending adoption of the Ceribell System to new accounts and expanding the utilization of the Ceribell System in existing accounts. For purposes of managing our business, we do not separately track increases in revenue solely attributable to new accounts. We may experience fluctuations in the number of Wearables used by our customers based on seasonal factors that impact the number of patients in the acute care setting. For example, the number of patients in the intensive care unit is typically lower during the summer months.

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

Interest and Other Income (Expense), net

Interest and other income (expense), net is primarily interest income on our cash, cash equivalents, and marketable securities. Interest expense primarily consists of interest on our term loans and a non-cash interest charge related to amortization of debt issuance costs.

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

Results of Operations for the Three Months Ended March 31, 2026 and 2025

The following tables set forth our results of operations for the periods presented (in thousands) and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended March 31,
	2026	2025	$ Change	% Change
Revenue
Product revenue	$20,190	$15,608	$4,582	29%
Subscription revenue	6,304	4,883	1,421	29%
Total revenue	26,494	20,491	6,003	29%
Cost of revenue
Product cost of goods sold	3,068	2,360	708	30%
Subscription cost of revenue	304	124	180	145%
Total cost of revenue	3,372	2,484	888	36%
Gross profit	23,122	18,007	5,115	28%
Operating expenses:
Research and development	6,161	4,246	1,915	45%
Sales and marketing	22,390	18,033	4,357	24%
General and administrative	15,316	9,935	5,381	54%
Total operating expenses	43,867	32,214	11,653	36%
Loss from operations	(20,745)	(14,207)	(6,538)	46%
Interest and other income, net	1,008	1,430	(422)	-30%

Loss before provision for income taxes	(19,737)	(12,777)	(6,960)	54%
Provision for income taxes	—	—	—	—

Net loss	$(19,737)	$(12,777)	$(6,960)	54%

Comparison of the Three Months Ended March 31, 2026 and 2025

Revenue

Product revenue for the three months ended March 31, 2026, increased $4.6 million, or 29%, compared to the same period of fiscal year 2025. Product revenue growth was primarily driven by the addition of new customers and an increase in utilization of Wearables and resulting sales of Wearables, driven by continued customer education that resulted in increased awareness and adoption of our products.

Subscription revenue for the three months ended March 31, 2026, increased $1.4 million, or 29%, compared to the same period of fiscal year 2025. Subscription revenue growth was primarily driven by the addition of new customers.

Cost of Revenue

Product cost of revenue for the three months ended March 31, 2026, increased $0.7 million, or 30%, compared to the same period of fiscal year 2025. The increase in cost of goods sold for products was primarily due to an increase in headband sales to new and existing active accounts, partially offset by a decrease in the cost of goods sold per unit, as non-variable costs are allocated among a larger number of units.

Subscription cost of revenue for three months ended March 31, 2026, increased $0.2 million, or 145%, compared to the same period of fiscal year 2025. The increase in subscription cost of revenue was primarily due to increased hosting costs for new and existing active accounts for subscriptions and incremental recorder depreciation associated with new subscriptions.

Gross Profit (in thousands) and Gross Margin

	Three months ended March 31,
	2026	2025	$ Change	% Change
Gross profit	$23,122	$18,007	$5,115	28%
Gross margin	87%	88%		-1%
Product gross profit	17,122	13,248	3,874	29%
Product gross margin	85%	85%		0%
Subscription gross profit	6,000	4,759	1,241	26%
Subscription gross margin	95%	97%		-2%

Gross profit for the three months ended March 31, 2026 increased $5.1 million, or 28%, compared to the same period of fiscal year 2025. The increase is primarily due to increased revenue and decreased cost of goods sold per unit for Wearables, as non-variable costs are allocated among a larger number of units.

Operating Expenses

Research and Development Expenses

Research and development expenses for the increased $1.9 million, or 45%, for the three months ended March 31, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase of $1.7 million in personnel and related expenses directly associated with an increase in headcount.

Sales and Marketing Expenses

Sales and marketing expenses increased $4.4 million, or 24%, for the three months ended March 31, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase in personnel and related expenses directly associated with an increase in headcount.

General and Administrative Expenses

General and administrative expenses increased $5.4 million, or 54%, for the three months ended March 31, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase of $0.6 million in personnel and related expenses directly associated with an increase in headcount, as well as an increase in professional services of $4.8 million driven by legal costs associated with intellectual property enforcement activities, including a patent infringement suit initiated in July 2025.

Interest and Other Income, net

Interest and other income, net decreased $0.4 million for the three months ended March 31, 2026, compared to the same period for fiscal year 2025. The decrease in interest income was primarily due to lower balances of cash equivalents and marketable securities, compared to the same period of the prior year.

Cash Flows

The following table shows a summary of our cash flows for each of the periods presented (in thousands):

	Three months ended March 31,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(19,297)	$(11,403)
Net cash provided by (used in) investing activities	$22,441	$(29,609)
Net cash provided by financing activities	$1,632	$2

Operating Activities

Net cash used in operating activities during the three months ended March 31, 2026, consisted primarily of our net loss of $19.7 million, offset by non-cash charges of stock-based compensation of $3.7 million, amortization premiums on marketable securities of $0.6 million, and depreciation and amortization of $0.2 million. Additionally, we had a net decrease in operating liabilities of $2.8 million. Net operating liabilities decreased primarily due to timing of payments.

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

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2026 was $22.4 million, and consisted of maturities of marketable securities, offset by purchases of marketable securities, equipment, and recorders provided to customers.

Net cash used in investing activities during the three months ended March 31, 2025 was $29.6 million, and consisted of purchases of marketable securities, equipment, and recorders provided to customers.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2026, consisted of proceeds from the exercise of options and purchase of shares in accordance with our ESPP.

Net cash provided by financing activities during the three months ended March 31, 2025, consisted of proceeds from the exercise of options, offset by debt issuance costs.

Non-GAAP Financial Measures

In addition to our financial results determined in accordance with GAAP, we believe the following EBITDA and Adjusted EBITDA non-GAAP measures are useful in evaluating our operating performance. We use EBITDA and Adjusted EBITDA to evaluate our ongoing operations and for internal planning and forecasting purposes. We believe that these non-GAAP financial measures, when taken together with the corresponding GAAP financial measures, provide meaningful supplemental information regarding our performance by excluding certain items that may not be indicative of our business, results of operations, or outlook. However, non-GAAP financial information is presented for supplemental informational purposes only, has limitations as an analytical tool, and should not be considered in isolation or as a substitute for financial information presented in accordance with GAAP. Investors are encouraged to review the related GAAP financial measures and the reconciliation of these non-GAAP financial measures to its most directly comparable GAAP financial measure set forth below, and not to rely on any single financial measure to evaluate our business.

EBITDA and Adjusted EBITDA are key performance measures that we use to assess our operating performance. Because EBITDA and Adjusted EBITDA facilitate internal comparisons of our historical operating performance on a more consistent basis, we use these measures for business planning purposes.

We calculate EBITDA as net loss adjusted to exclude (i) provision for income taxes (zero for each of the periods presented) (ii) depreciation and amortization expense, and (iii) interest income and interest expense, net (which consists primarily of interest income on our cash equivalents and marketable securities and interest expense on our term loans and non-cash interest charges related to amortization of debt issuance costs). We then adjust EBITDA to exclude (iv) stock-based compensation expense and (v) legal fees and related professional services costs incurred in connection with the patent infringement action we filed against Natus Medical Incorporated and certain of its subsidiaries ("Natus") in July 2025, as further described in Part II, Item 1 — Legal Proceedings of this Quarterly Report on Form 10-Q (the "Natus IP Matter"), to arrive at Adjusted EBITDA.

We are involved from time to time in routine intellectual property activities in the ordinary course of business, including patent prosecution and portfolio maintenance, and the costs of those activities are not excluded from Adjusted EBITDA. The expenses excluded as the “Natus IP Matter” relate solely to that specific, discrete enforcement action, which we believe is outside the ordinary course of our business and materially larger in magnitude than our historical intellectual property enforcement spending. Management excludes these expenses from Adjusted EBITDA because they are not representative of our underlying operating performance and because excluding them facilitates more meaningful period-over-period comparison of our results. We periodically reassess whether the costs associated with this matter continue to be appropriately excluded from Adjusted EBITDA.

Our use of EBITDA and Adjusted EBITDA has limitations as an analytical tool and should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Some of these limitations are:

•
EBITDA and Adjusted EBITDA do not reflect changes in, or cash requirements for, our working capital needs;
•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and EBITDA and Adjusted EBITDA do not reflect capital expenditure requirements for such replacements;
•
EBITDA and Adjusted EBITDA do not reflect interest expense on our outstanding indebtedness or interest income earned on our cash equivalents and marketable securities;

•
EBITDA and Adjusted EBITDA do not reflect any provision for, or cash requirements associated with, income taxes that we may be required to pay in future periods
•
other companies, including companies in our industry, may calculate EBITDA and Adjusted EBITDA measures differently, which reduces its usefulness as a comparative measure.

In evaluating EBITDA and Adjusted EBITDA, we anticipate that we will continue to incur expenses similar to those reflected in the adjustments above. Accordingly, our presentation of EBITDA and Adjusted EBITDA should not be construed as suggesting that our future results will be unaffected by these expenses. When evaluating our financial results, EBITDA and Adjusted EBITDA should be considered alongside other financial performance measures, including our net loss and other GAAP results.

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands):

	Three months ended March 31,
	2026	2025
Net Loss (GAAP)	$(19,737)	$(12,777)
Non-GAAP Adjustments:
Interest (income) and expense, net	(989)	(1,431)
Depreciation and amortization	239	335
EBITDA (Non-GAAP)	(20,487)	(13,873)
Stock-based compensation	3,723	2,348
IP litigation matter	5,594	624
Adjusted EBITDA (Non-GAAP)	$(11,170)	$(10,901)

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as net proceeds from our term loans and cash generated from the sale of Wearables and Clarity subscriptions. On October 15, 2024, we completed our IPO and received net proceeds of $187.8 million after deducting underwriting discounts, commissions and offering expenses.

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

Sources of Liquidity

As of March 31, 2026, our principal sources of liquidity consisted of $141.2 million of cash, cash equivalents, and marketable securities and $20.0 million of term loans.

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

Concurrent with the VLSA, we also entered into the Revolving Facility for a line of credit of up to $10.0 million. The Revolving Facility matured on February 6, 2026 and no amounts were drawn.

Funding Requirements

Based on our current operating plan, we believe that the expected cash generated from revenue transactions with customers and our existing cash, cash equivalents, and marketable securities, will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

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

Contractual Obligations and Commitments

Our contractual obligations at March 31, 2026 include:

Debt — Principal payments required on long-term debt outstanding at March 31, 2026, was $20.0 million. Please refer to the section titled “Liquidity” in Note 1 for a discussion of changes in commitments.

Operating leases — As of March 31, 2026, estimated contractual obligations for operating lease payments were $2.4 million due within 22 months.

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

Information about our significant accounting policies and how estimates are involved in the preparation of our financial statements are described in our Annual Report on Form 10-K filed with the SEC on February 24, 2026. There have been no material changes to our significant accounting policies and estimates during the three months ended March 31, 2026.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended March 31, 2026 by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were founded in 2014 and began selling Ceribell headbands, recorder, and portal in 2018. Since our formation in 2014, we have achieved several key operational milestones that we believe position us for continued growth and success, including our receipt of 510(k) clearance from the FDA for our recorder and headband in 2017, our first commercial sales in 2018, our receipt of 510(k) clearance from the FDA for an early version of Clarity in 2019, and our growth to over 300 employees as of March 31, 2026. Accordingly, we have a limited operating history, which makes evaluation of our future prospects difficult. In that time, we have experienced periods of significant growth in revenue and employees and rapid changes in our business, which have required us to scale the size of our organization and infrastructure.

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

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the quarter ended March 31, 2026, we incurred a net loss of $19.7 million. As of March 31, 2026, we had an accumulated deficit of $240.1 million. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to achieve or maintain profitability, and our business, financial condition, results of operations, and prospects will be harmed. Since inception, we have spent significant amounts to develop the Ceribell System and related algorithms, to fund clinical studies, to develop and build our manufacturing capacities, to scale our commercial operations, and to recruit and retain key talent.

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

Our international operations also expose us to risks including logistics disruptions, higher component costs, quality control issues, political and economic instability, geopolitical conflicts, outbreaks of contagious diseases, regulatory restrictions, intellectual property protection challenges, currency fluctuations, adverse tax consequences, lack of long-term supplier commitments, supplier failures, and labor disputes or natural disasters.

Geopolitical conflicts may increase our costs and disrupt our supply chain.

Ongoing geopolitical tensions and military conflict in the Middle East, including the conflict involving Iran, have disrupted, and may continue to disrupt, global energy and transportation markets, including shipping through the Strait of Hormuz, a critical corridor for international trade. These developments may result in increased fuel and logistics costs, reduced shipping availability, and broader supply chain constraints.

We rely on third-party manufacturers and suppliers, including in China and Vietnam, for the production and assembly of our products and components. As a result, supply chain and transportation disruptions, as well as increases in supplier and logistics costs, may delay our ability to obtain components and deliver finished products and increase our operating costs. In addition, increased costs incurred by our suppliers or contract manufacturers may be passed through to us, which could adversely affect our gross margins.

Geopolitical instability may also contribute to broader macroeconomic impacts, including inflationary pressures and financial market volatility. The duration and severity of these developments are uncertain, and any escalation could exacerbate these risks. If we are unable to effectively manage these impacts, our business, financial condition, results of operations, and prospects could be adversely affected.

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

AI presents risks and challenges that can impact our business, including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of AI, including the algorithms used in the Clarity platform and other AI-enabled features of the Ceribell System, combined with an uncertain regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, AI presents risks and challenges that could impact our business. We may adopt and integrate AI tools, including generative AI tools, for specific use cases reviewed by legal and information security. Our vendors may incorporate generative AI tools into their offerings without disclosing this use to us, and the providers of these generative AI tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection and may inhibit our or our vendors’ ability to maintain an adequate level of service and experience.

If we, our vendors, or our third-party partners experience an actual or perceived breach or privacy or security incident because of the use of AI, we may lose valuable intellectual property and confidential information and our reputation and the public perception of the effectiveness of our security measures could be harmed. Further, bad actors around the world use increasingly sophisticated methods, including the use of AI, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and have a material adverse effect on our business, financial condition and results of operations.

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

Macroeconomic conditions, such as high inflationary pressure, changes to monetary policy, high interest rates, volatile currency exchange rates, credit and debt concerns, decreasing consumer confidence and spending, including capital spending, concerns about the stability and liquidity of certain financial institutions, the introduction of or changes in tariffs or trade barriers, and global recessions can adversely impact demand for our products, which could negatively impact our business, financial condition, results of operations, and prospects. Recent macroeconomic conditions have been adversely impacted by geopolitical instability and military hostilities in multiple geographies, including the conflict involving Iran, as well as monetary and financial uncertainties.

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

More recently, the OBBB Act was signed into law, which included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.

We expect additional state and federal healthcare policies and reform measures to be adopted in the future, any of which could limit reimbursement for healthcare products and services or otherwise result in reduced demand for our products or additional pricing pressure and have a material adverse effect on our industry generally and on our customers. We cannot predict what other healthcare programs and regulations will ultimately be implemented at the federal or state level or whether any future legislation or regulation in the United States may negatively affect our business, financial condition, results of operations, and prospects. The continuing efforts of the government, insurance companies, managed care organizations, and other payers of healthcare services to contain or reduce costs of healthcare may adversely affect our ability to set a price that we believe is fair for our products, our ability to generate revenue and achieve or maintain profitability, and the availability of capital.

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

It is possible that there may be side effects and adverse events associated with the use of our medical devices or any future devices we develop. For example, the Ceribell System has in certain instances issued false alarms, i.e., report seizure activity when there is no seizure, and in other instances has failed to report or under-reported seizure activity when there is seizure, and may continue to do so, all of which may lead to patients being misdiagnosed, receiving unnecessary medical procedures or treatments, or experiencing delays in receiving necessary medical procedures or treatments. Additionally, the Wearables used as part of the Ceribell System may cause skin irritation to patients or break down sooner than expected. Use of the Ceribell System, including both the Wearables and EEG recorder, may present infection control hazards to both patients and healthcare staff. The EEG recorder may also present additional hazards to patients and healthcare staff, including mechanical hazards, electrical hazards, and thermal hazards relating to the device’s integrated lithium-ion battery. Failure of the EEG recorder to transmit data to our portal due to software or hardware problems, incorrect setup or configuration, network incompatibility, or user error may lead to patients experiencing delays in receiving necessary medical procedures or treatments. The FDA’s medical device reporting regulations require us to assess reportability of adverse events that come to our attention and report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the event as well as the nature of the event. We may fail to report events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. The FDA may also disagree with our determinations that an event was not reportable. To date, we have not filed any adverse event-related medical device reports with the FDA. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our marketing authorizations, seizure of our products, or delay in obtaining marketing authorizations for our future products.

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

In addition, healthcare professionals may misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. For example, healthcare professionals may misuse our single use, disposable Wearables by using them on more than one patient. If our devices are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. As described above, product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizeable damage awards against us that may not be covered by insurance, all of which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

Legislative or regulatory reforms in the United States may make it more difficult and costly for us to manufacture, market, or distribute our products, or to obtain marketing authorizations for any future products.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its policies, adopt additional regulations, or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of any future products under development or impact our ability to modify any products for which we have already obtained marketing authorizations on a timely basis. For example, on February 2, 2026, the FDA’s final rule implementing the FDA’s QMSR became effective. The QMSR, which replaced the FDA’s former Quality System Regulation (“QSR”), sets forth the FDA’s cGMP requirements for medical devices, and among other things, incorporates by reference certain elements of the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485 2016 are substantially similar to those set forth in the QSR, and although our quality management system is designed to comply with ISO 13485, the FDA has indicated that ISO 13485 certification alone will not ensure compliance under the QMSR, nor will ISO certification exempt manufacturers from FDA inspection. The QMSR also includes certain compliance obligations, such as those relating to unique device identification, product traceability, and maintenance of complaint and service records, that align more closely with the FDA’s existing medical device requirements than with ISO standards. Accordingly, it remains unclear the extent to which the QMSR may impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business.

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

We do not have complete control over all aspects of the manufacturing process of, and are dependent on our manufacturing partners for compliance with cGMP regulations applicable to certain components of our products. Third-party manufacturers may not be able, or fail, to comply with cGMP regulations. If our third-party manufacturers cannot successfully manufacture our products that conform to our specifications and the strict regulatory requirements of the FDA, they will not be able to secure and/or maintain registration for their manufacturing facilities. In addition, we do not have complete control over the ability of our third-party manufacturers to maintain adequate quality control, quality assurance and qualified personnel. The failure of our manufacturing partners to maintain acceptable quality requirements could result in quality issues, including recalls of our products. If one of our manufacturing partners fails to maintain acceptable quality requirements or perform as agreed, we may have to identify and qualify a new supplier or develop in-house manufacturing capabilities, which could require significant capital investments.

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

If we or any of these third parties fail to comply with applicable GCP regulations, the clinical data generated in our clinical trials may be deemed unreliable, and the FDA or other bodies may require us to perform additional clinical trials. We cannot assure you that, upon inspection, such regulatory authorities will determine that any of our clinical trials comply with the GCP regulations. In addition, our investigational devices must be produced in accordance with cGMP, which are now set forth in the QMSR (and were previously set forth in the QSR). Our failure or any failure by these third parties to comply with these regulations or to recruit a sufficient number of patients may require us to repeat clinical trials, which would delay the marketing authorization process. Moreover, our business may be implicated if any of these third parties violates federal, state or foreign fraud and abuse or false claims laws and regulations or healthcare privacy and security laws.

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

Attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication, and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, information technology systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques – including AI – that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

The medical device industry is highly competitive and litigious with respect to patents, trademarks, trade secrets, and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. Third parties, including our competitors, may currently, or in the future, infringe, misappropriate, or otherwise violate our issued patents or other intellectual property rights, and we may file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming, and unsuccessful. We regularly monitor for unauthorized use of our intellectual property rights and, from time to time, analyze whether to seek to enforce our rights against potential infringement, misappropriation, or violation of our intellectual property rights. However, the steps we have taken, and are taking, to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation, or violation of our intellectual property rights. In certain circumstances it may not be practicable or cost-effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Our ability to enforce our patent or other intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products, services, or technologies. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product, services, or technologies. Thus, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products, services, and technologies. We are currently involved in litigation against Natus, which is more fully described in “Part II, Item 1. Legal Proceedings” of this report, to protect or enforce our intellectual property rights, and we may initiate or become subject to additional litigation in the future. Litigation is inherently uncertain, may result in counterclaims or challenges to the validity of our patents, and can be costly and time-consuming. An adverse result in any litigation proceeding could harm our business. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from manufacturing, commercializing, using or importing the product, service, offering or technology at issue on grounds that our intellectual property rights do not cover, and the other party is not infringing, violating or otherwise misappropriating our intellectual property, through the manufacture, commercialization, use or importation of the product, service, offering or technology in question. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate, or otherwise violate their intellectual property rights. If we initiate legal proceedings against a third party to enforce a patent covering a product, service, offering or technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from USPTO, or made a misleading statement, during prosecution. Mechanisms for such challenges include re-examination, post-grant review, inter partes review, interference proceedings, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). In a patent or other intellectual property proceeding, a court may decide that a patent or other intellectual property right of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims or other intellectual property narrowly or refuse to stop the other party from manufacturing, commercializing, using or importing the product, service, offering, or technology at issue on the grounds that our patents or other intellectual property do not cover the manufacture, commercialization, use, or importation of the product, service, offering, or technology in question. Furthermore, even if our patents or other intellectual property rights are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation or administrative proceeding could put one or more of our patents or other intellectual property rights at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business, financial condition, results of operations and prospects. Moreover, even if we are successful in any litigation, we may incur significant expense in connection with such proceedings, and the amount of any monetary damages may be inadequate to compensate us for damage as a result of the infringement and the proceedings. A legal proceeding, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. Protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

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

We have entered into a venture loan and security agreement, dated as of February 6, 2024, by and among us, Horizon Technology Finance Corporation, as a lender and collateral agent, and Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (“SVB”), as a lender (the “VLSA”). Concurrent with the VLSA, we also entered into a Loan and Security Agreement with SVB for a senior revolving line of credit of up to $10.0 million (the “Revolving Facility”). As of March 31, 2026, $20.0 million in aggregate principal amount was outstanding under the VLSA, and no amount was outstanding under the Revolving Facility. The VLSA and the Revolving Facility contain various covenants that limit our ability to engage in specified types of transactions. These covenants limit our ability to, among other things:

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

We are subject to Section 404 of The Sarbanes-Oxley Act of 2002 (“Section 404”) and the related rules of the SEC, which generally require our management to report on the effectiveness of our internal control over financial reporting. Our compliance with Section 404 requires that we incur substantial expense and expend significant management efforts.

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

As of April 6, 2026, our executive officers, directors, owners of more than 5% of our capital stock and their respective affiliates beneficially owned approximately 45% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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

Our amended and restated certificate of incorporation provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware (or, in the event that the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware or other state courts of the State of Delaware) is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers, or stockholders to us or to our stockholders, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws (as either may be amended from time to time), or any action asserting a claim against us that is governed by the internal affairs doctrine; provided that, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction; and provided further that, if and only if the Court of Chancery of the State of Delaware dismisses any such action for lack of subject matter jurisdiction, such action may be brought in another state or federal court sitting in the State of Delaware. Our amended and restated certificate of incorporation also provides that the federal district courts of the United States of America are the exclusive forum for the resolution of any complaint asserting a cause of action against us or any of our directors, officers, employees, or agents and arising under the Securities Act. Nothing in our amended and restated certificate of incorporation or amended and restated bylaws precludes stockholders that assert claims under the Exchange Act from bringing such claims in state or federal court, subject to applicable law.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

None.

Use of Proceeds

On October 15, 2024, we completed our IPO, in which we issued and sold 12,196,969 shares of our common stock, which includes an additional 1,590,909 shares of common stock purchased by the underwriters pursuant to their option to purchase additional shares, at a price to the public of $17.00 per share. The proceeds to the Company from the IPO were approximately $188.2 million, net of underwriting discounts and commissions and estimated offering costs. There has been no material change in the intended use of proceeds from our IPO as described in our final prospectus pursuant to Rule 424(b), filed with the SEC on October 11, 2024.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Securities Exchange Act of 1934, as amended) adopted, modified or terminated a “Rule 10b5-1 (c) trading arrangement” or a “non-Rule 10b5-1 trading arrangement”, as each term is defined in Item 408(a) of Regulation S-K.

Item 6. Exhibits.

Incorporated by reference
Exhibit Number	Description	Form	Dated	Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/15/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	10/15/2024	3.2
4.1	Form of Common Stock Certificate.	S-1/A	9/19/2024	4.01
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

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

CERIBELL, INC.

Date: May 11, 2026	By:	/s/ Xingjuan (Jane) Chao, Ph.D.
Xingjuan (Jane) Chao, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Scott Blumberg
Scott Blumberg
Chief Financial Officer
(Principal Financial Officer)