Form 10-Q
period 2026-06-30
Ceribell, Inc.
filed 2026-08-10
CIK 1861107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 6, 2026, the registrant had 38,378,101 shares of common stock, $0.001 par value per share, outstanding.

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

iii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

CeriBell, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)
(unaudited)

	June 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$32,663	$40,476
Marketable securities	96,598	118,785
Accounts receivable, net	15,995	15,053
Inventory	6,737	7,288
Contract costs, current	2,196	2,210
Prepaid expenses and other current assets	3,658	2,906
Total current assets	157,847	186,718
Property and equipment, net	1,760	2,030
Operating lease right-of-use assets	1,781	2,296
Contract costs, long-term	1,540	1,847
Other non-current assets	3,420	2,912
Total assets	$166,348	$195,803
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$3,185	$2,838
Accrued liabilities	12,481	14,328
Contract liabilities, current	11	101
Operating lease liability, current	1,180	1,105
Other current liabilities	343	818
Total current liabilities	17,200	19,190
Long-term liabilities
Notes payable, long-term	19,981	19,811
Other liabilities, long-term	106	106
Operating lease liability, long-term	748	1,360
Total long-term liabilities	20,835	21,277
Total liabilities	$38,035	$40,467
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value;
Authorized shares: 10,000,000 as of June 30, 2026 and December 31, 2025, respectively
Issued and outstanding shares: none as of June 30, 2026 and December 31, 2025, respectively	—	—
Common stock, $0.001 par value;
Authorized shares: 500,000,000 as of June 30, 2026 and December 31, 2025, respectively
Issued and outstanding shares: 38,223,221 and 37,485,124 as of June 30, 2026 and December 31, 2025, respectively	39	38
Additional paid-in capital	387,727	375,495
Accumulated other comprehensive income (loss)	(92)	159
Accumulated deficit	(259,361)	(220,356)
Total stockholders’ equity	128,313	155,336
Total liabilities and stockholders’ equity	$166,348	$195,803

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Revenue
Product revenue	$21,241	$15,923	$41,431	$31,531
Subscription revenue	6,856	5,276	13,160	10,159
Total revenue	28,097	21,199	54,591	41,690
Cost of revenue
Product cost of goods sold	1,830	2,351	4,898	4,711
Subscription cost of revenue	329	166	633	290
Total cost of revenue	2,159	2,517	5,531	5,001
Gross profit	25,938	18,682	49,060	36,689
Operating expenses
Research and development	6,747	4,852	12,908	9,098
Sales and marketing	24,415	17,422	46,805	35,455
General and administrative	14,757	11,360	30,073	21,295
Total operating expenses	45,919	33,634	89,786	65,848
Loss from operations	(19,981)	(14,952)	(40,726)	(29,159)
Interest expense	(438)	(477)	(872)	(948)
Other income, net	1,151	1,786	2,593	3,687
Loss before provision for income taxes	(19,268)	(13,643)	(39,005)	(26,420)
Provision for income tax expense	—	—	—	—
Net loss	$(19,268)	$(13,643)	$(39,005)	$(26,420)
Net loss per share attributable to common stockholders:
Basic and diluted	(0.51)	(0.38)	(1.03)	(0.73)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	38,031,928	36,293,559	37,848,625	36,088,433
Other comprehensive loss
Net unrealized gain (loss) on marketable securities	$(110)	$11	$(251)	$5
Comprehensive loss	$(19,378)	$(13,632)	$(39,256)	$(26,415)

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2025	37,485,124	38	$375,495	$159	$(220,356)	$155,336
Issuance of restricted stock awards	96,073	—	—	—	—	—
Issuance of common stock	278,483	—	1,632	—	—	1,632
Stock-based compensation	—	—	3,723	—	—	3,723
Net loss	—	—	—	—	(19,737)	(19,737)
Other comprehensive loss	—	—	—	(141)	—	(141)
Balance March 31, 2026	37,859,680	38	$380,850	$18	$(240,093)	$140,813
Issuance of restricted stock awards	204,451	—	—	—	—	—
Issuance of common stock	159,090	1	879	—	—	880
Stock-based compensation	—	—	5,998	—	—	5,998
Net loss	—	—	—	—	(19,268)	(19,268)
Other comprehensive loss	—	—	—	(110)	—	(110)
Balance June 30, 2026	38,223,221	39	$387,727	$(92)	$(259,361)	$128,313

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2024	35,850,606	36	$358,073	$—	$(166,944)	$191,165
Issuance of restricted stock awards	12,468	—	—	—	—	—
Shares withheld for taxes	(4,303)	—	(100)	—	—	(100)
Issuance of common stock pursuant to stock option exercises	38,291	—	251	—	—	251
Stock-based compensation	—	—	2,348	—	—	2,348
Net loss	—	—	—	—	(12,777)	(12,777)
Other comprehensive loss	—	—	—	(6)	—	(6)
Balance March 31, 2025	35,897,062	36	$360,572	$(6)	$(179,721)	$180,881
Issuance of restricted stock awards	48,215	—	—	—	—	—
Tax withholding related to settlement or vesting of equity awards	—	—	(268)	—	—	(268)
Issuance of common stock pursuant to stock option exercises	654,386	1	2,006	—	—	2,007
Stock-based compensation	—	—	3,167	—	—	3,167
Net loss	—	—	—	—	(13,643)	(13,643)
Other comprehensive income	—	—	—	11	—	11
Balance June 30, 2025	36,599,663	37	$365,477	$5	$(193,364)	$172,155

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Cash Flows

(in thousands)
(unaudited)

	Six months ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(39,005)	$(26,420)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	484	659
Noncash lease expense	(23)	(50)
Stock-based compensation expense	9,721	5,515
Amortization of debt discount and accretion of premium on term loans	150	202
Accretion (amortization) of discount and premium on marketable securities	(1,251)	(487)
Loss on disposal of property and equipment and recorders	62	50
Changes in operating assets and liabilities:
Accounts receivable, net	(942)	(1,434)
Inventory	550	937
Prepaid expenses and other current assets	(752)	1,229
Contract costs	321	(351)
Accrued interest on marketable securities	302	—
Other non-current assets	11	(226)
Accounts payable	406	1,361
Accrued liabilities and other current liabilities	(2,104)	(17)
Contract liabilities	(90)	96
Net cash used in operating activities	(32,160)	(18,936)
Cash flows from investing activities
Purchases of recorder components and recorders	(908)	(288)
Purchases of property and equipment	(142)	(219)
Purchases of marketable securities	(75,615)	(142,794)
Proceeds from maturities of marketable securities	98,500	6,000
Net cash provided by (used in) investing activities	21,835	(137,301)
Cash flows from financing activities
Proceeds related to employee stock plans	2,512	2,158
Debt issuance cost	—	(150)
Net cash provided by financing activities	2,512	2,008
Net increase (decrease) in cash and cash equivalents	(7,813)	(154,229)
Cash and cash equivalents, beginning of period	40,476	194,370
Cash and cash equivalents, end of period	$32,663	$40,141
Supplemental disclosure of cash flow information
Cash paid for interest	$874	$950
Property and equipment included in accounts payable and accrued expenses	7	152
Recorder components included in accounts payable and accrued expenses	46	—
Tax withholding related to settlement or vesting of equity awards in accruals	—	268

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

Liquidity

As of June 30, 2026, the Company’s principal sources of liquidity consisted of $129.3 million of cash, cash equivalents, and marketable securities.

The Company has incurred operating losses and negative cash flows from operations since its inception. On June 30, 2026, the Company had an accumulated deficit of $259.4 million. Such losses primarily resulted from the costs incurred in the development and sales and marketing of the Company’s products and building the Company’s organization. The Company expects to incur losses in the near term as it continues to focus on the development and promotion of new and existing products and expand its corporate infrastructure, including the costs associated with being a public company.

Based on the Company’s current operating plan, the Company believes that its existing cash and cash equivalents and marketable securities will be sufficient to fund the Company’s planned operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these financial statements.

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

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of June 30, 2026, and the results of its operations for the three and six months ended June 30, 2026 and 2025 and cash flows for the six months ended June 30, 2026 and 2025. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

The Company’s accounts receivable are derived solely from product and subscription sales to customers located in the United States. The Company performs periodic evaluations of its customers’ financial condition and generally requires no collateral from its customers. Credit losses historically have not been significant. No customers comprised 10% or more of the Company’s revenue for the three and six months ended June 30, 2026 and 2025. No customers comprised 10% or more of the Company’s accounts receivable balance as of June 30, 2026, or December 31, 2025.

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

In accordance with the “Segment Reporting” Topic of the Accounting Standards Codification (“ASC”), the Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The Company's measure of segment profit or loss is loss from operations. The CODM utilizes the Company's financial information such as loss from operations derived from revenues and operating expenses included in the Company forecast, performance metrics, and budget versus actual analyses on an aggregate basis for purposes of evaluating financial performance and how to best allocate resources across functions when developing and reviewing the annual budget to achieve the Company's long term objectives. Significant expenses regularly provided to the CODM within loss from operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s Statements of Operations and Comprehensive Loss. The measure of segment assets is reported on the Balance Sheets as total assets. Since the Company operates in one segment, all accounting policies and financial information required by “Segment Reporting” can be found in the summary of significant accounting policies, the revenue footnote, and the annual financial statements. All of the Company’s revenue was in the United States for the three and six months ended June 30, 2026 and 2025. Long-lived assets held outside of the United States were $0.8 million and $0.9 million as of June 30, 2026 and December 31, 2025, respectively.

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

International Emergency Economic Powers Act (“IEEPA”) Tariffs

On February 20, 2026, a U.S. Supreme Court ruling invalidated tariffs imposed under the IEEPA. The Company estimates it has paid approximately $1.6 million under the IEEPA tariffs. On April 20, 2026, the U.S. Customs and Border Protection (“CBP”) launched an online portal referred to as the Consolidated Administration and Processing of Entries (“CAPE”) that can be used to submit IEEPA tariff refund requests. All requests are reviewed by the CBP to determine validity prior to the issuance of refunds.

During the three months ended June 30, 2026, the Company has recognized refunds of $1.6 million under the requirements of ASC 450, Contingencies. Of this refund amount, $1.0 million was recognized as a reduction of cost of goods sold for product that had been sold and the remaining $0.6 million relates to inventory on hand and remains capitalized in inventory as of June 30, 2026. $1.0 million of this refund is recorded in other current assets as of June 30, 2026, and was received in cash on July 1, 2026.

Related Party Transactions

The Company paid Dr. Parvizi, a Director and Co-Founder of the Company, for consulting services and reimbursement of related expenses and recorded such amounts as general and administrative expenses within the statements of operations and comprehensive loss. Expenses related to Dr. Parvizi were $48,000 for both the three months ended June 30, 2026 and 2025, and $97,000 for both the six months ended June 30, 2026 and 2025.

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

3.
Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
EEG recorders and Wearables sales, point in time	$21,241	$15,923	$41,431	$31,531
EEG portal and Clarity subscriptions and recorder loans, over time	6,856	5,276	13,160	10,159
Total Revenue	$28,097	$21,199	$54,591	$41,690

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

The following table provides the breakdown of capitalized contract costs (in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2026	2026
Contract cost balance beginning of the period	$3,973	$4,057
Contract costs capitalized during the period	420	1,010
Contract costs amortized during the period	(657)	(1,331)
Contract Costs as of period end	$3,736	$3,736

Contract Liabilities and Performance Obligations

Contract liabilities consist of up-front payments received from customers primarily for the Clarity subscriptions.

The following table provides the breakdown of contract liabilities (in thousands):

	For the three months ended June 30,	For the six months ended June 30,
	2026	2026
Contract Liabilities balance beginning of the period	$88	$101
Additional Contract Liabilities during the period	2	55
Contract Liabilities balance recognized during the period	(79)	(145)
Balance as of period end	$11	$11

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

Fair Value of Assets and Liabilities

The following tables represent the Company’s financial assets and liabilities according to the fair value hierarchy, measured at fair value (in thousands):

June 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$28,979	$—	$—	$28,979
Marketable securities
U.S. Treasury Bills	5,937	42,229	—	48,166
U.S. Notes and Bonds	—	48,432	—	48,432
Total assets, at fair value	$34,916	$90,661	$—	$125,577

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$34,918	$—	$—	$34,918
Marketable securities
U.S. Treasury Bills	7,900	53,329	—	61,229
U.S. Notes and Bonds	—	57,556	—	57,556
Total assets, at fair value	$42,818	$110,885	$—	$153,703

The carrying amount of the Company’s notes payable is carried at amortized cost and approximates its fair value.

The fair value and amortized cost of Level 1 and 2 available-for-sale marketable securities as of June 30, 2026 and December 31, 2025 are presented in the following table (in thousands):

June 30, 2026	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$48,223	$—	$(57)	$48,166
U.S. Notes and Bonds	48,467	4	(39)	48,432
Total marketable securities	$96,690	$4	$(96)	$96,598

December 31, 2025	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury bills	$61,178	$51	$—	$61,229
U.S. Notes and Bonds	57,448	108	—	57,556
Total marketable securities	$118,626	$159	$—	$118,785

The fair value of available-for-sale marketable securities by contractual maturities as of June 30, 2026 are presented in the following table (in thousands):

June 30,
2026
Due in less than one year	$96,598
Due in one to two years	—
Total marketable securities	$96,598

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

5.
Balance Sheet Details

Inventory

Inventory consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Component materials	$5,044	$4,985
Finished goods	1,693	2,303
Total	$6,737	$7,288

Property and Equipment, net

Property and equipment are comprised of the following (in thousands):

	June 30,	December 31,
	2026	2025
Furniture and fixtures	$921	$857
Computer equipment and software	391	391
Laboratory and manufacturing equipment	2,508	2,418
Leasehold improvements	855	852
Construction in progress	147	218
Total Property and Equipment	4,822	4,736
Less: accumulated depreciation and amortization	3,062	2,706
Property and Equipment, Net	$1,760	$2,030

Depreciation and amortization expense was $0.2 million for both the three months ended June 30, 2026 and 2025 and $0.4 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

Other Non-Current Assets

Other non-current assets are comprised of the following (in thousands):

	June 30,	December 31,
	2026	2025
Recorders at customer locations	$2,130	$1,838
Less: accumulated depreciation of recorders at customer locations	(1,099)	(1,033)
Recorders at customer locations, net	1,031	805
Recorders and related components	1,613	1,141
Deferred debt financing cost	155	335
Other non-current assets	621	631
Total non-current assets	$3,420	$2,912

Recorder depreciation expense was $0.07 million and $0.09 million for the three months ended June 30, 2026 and 2025, respectively, and $0.1 million and $0.2 million for the six months ended June 30, 2026 and 2025, respectively.

Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	June 30,	December 31,
	2026	2025
Accrued bonuses and payroll	$3,814	$6,082
Accrued commissions	3,328	4,048
Professional fees and other costs	3,489	1,994
Employee stock purchase plan liability	1,540	1,004
Other	310	1,200
Total	$12,481	$14,328

6.
Employee Benefit Plan

The Company offers its employees a tax-deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from payroll checks and are automatically withdrawn from the Company’s checking account and deposited into participants’ retirement accounts a few days following each payroll period. Beginning March 1, 2025, the Company provides a 50% match for employee contributions up to a certain limit. The Company contributed $0.4 million and $0.3 million during the three months ended June 30, 2026 and 2025, respectively, and $1.0 million and $0.5 million during the six months ended June 30, 2026 and 2025, respectively, to its 401(k) plan.

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

Legal fees are expensed in the period in which they are incurred and are included in accrued liabilities. In addition to expenses incurred, as of June 30, 2026, the Company has a commitment to pay $2.9 million in deferred legal fees contingent upon the earlier of settlement or favorable Initial Determination by the Administrative Law Judge related to the Natus patent infringement complaints. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No provision or accrual has been recorded related to the deferred legal fees based on currently available information. As of June 30, 2026, and December 31, 2025, there were no litigation liabilities recorded for the contingent deferred legal fees described above.

IEEPA Tariff Refunds

The Company does not expect future IEEPA tariff refunds to be material, but will recognize the refunds when the requirements under ASC 450, Contingencies, have been met.

8.
Leases

The Company’s ROU asset relates to its leased corporate offices and warehouse in Sunnyvale, CA. Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30,	December 31,
	2026	2025
Operating Lease
Operating lease right-of-use asset	$1,781	$2,296

Operating lease liability, current	1,180	1,105
Operating lease liability, long-term	748	1,360
Total operating lease liabilities	$1,928	$2,465
Weighted average remaining lease term (years)	1.6	2.1
Weighted average remaining discount rate	8.00%	8.00%

A summary of total lease expense and other information for the periods relating to the Company’s operating leases was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Operating lease expense	$305	$281	$611	$562
Variable lease expense	99	71	200	169
Total lease expense	$404	$352	$811	$731

Total cash payments for amounts included in the measurement of lease liabilities	$312	$302	$623	$604

The Company leases office space and warehouse space under non-cancelable operating leases. As of June 30, 2026, the future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

June 30,
Operating Leases:	2026
Remainder of 2026	$632
2027	1,306
2028	109
Total undiscounted lease payments	2,047
Imputed interest	(119)
Net Lease Liabilities	$1,928

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

Upon execution of the VLSA, the Company drew down the entire first tranche of $20.0 million in principal (“Term Loan”), including $6.0 million from SVB (“SVB Loan”) and $14.0 million from Horizon (“Horizon Loan”). Subject to the VLSA terms, the Company is entitled to receive up to $30.0 million (“Outstanding Commitment”) in three additional tranches of $10.0 million each. On June 30, 2026, the first $10.0 million tranche expired and the Company did not draw down on the first tranche. $20.0 million remains available as of June 30, 2026. Each lender’s obligation to lend its undisbursed portion of the Outstanding Commitment to the Company shall terminate if, in such Lender’s sole good faith discretion, there has been a material adverse change in the results of operations or financial condition of the Company, whether or not arising from transactions in the ordinary course of business, or there has been any material adverse deviation by the Company from the business plan of the Company presented to any Lender. No material adverse changes have been identified as of June 30, 2026.

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

Senior Revolving Facility

In February 2024, the Company also executed a Loan and Security Agreement (“LSA”) with SVB to receive a senior revolving line of credit of up to $10.0 million (“Revolving Facility”). The Revolving Facility matured on February 6, 2026. No borrowings were made under the Revolving Facility, and the Revolving Facility is no longer available for borrowing.

As of June 30, 2026, the Company was in compliance with debt covenants under the VLSA. The effective interest rate is 9.5%, inclusive of the end-of-term fee and debt issuance as of June 30, 2026. No amounts were drawn under the Outstanding Commitment through June 30, 2026.

Notes payable consists of the following (in thousands):

	June 30,	December 31,
	2026	2025
Principal of notes payable	$20,000	$20,000
End of term fee accretion	321	251
Unamortized debt issuance costs	(340)	(440)
Carrying value of Notes Payable	$19,981	$19,811

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

	Common Stock	Common Stock	Total warrants
Balance December 31, 2025	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

Warrants issued	—	—	—
Balance June 30, 2026	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

The warrants are included in Additional paid-in capital as of June 30, 2026, and December 31, 2025.

11.
Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock as of both June 30, 2026, and December 31, 2025.

The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of June 30, 2026, no dividends had been declared.

As of June 30, 2026, and December 31, 2025, the Company had reserved common stock for future issuance as follows:

	June 30,	December 31,
	2026	2025
Conversion of outstanding warrants	102,299	102,299
Outstanding options	4,306,372	4,135,501
Outstanding RSUs	2,625,877	1,561,534
Shares reserved for future issuance under the Company's equity plans	5,555,042	5,279,680
Total	12,589,590	11,079,014

Stock Incentive Plan

Activity under the 2014 Stock Incentive Plan (the “2014 Plan”), 2024 Equity Incentive Plan (the “2024 EIP”), and 2024 Incentive Award Plan (the “2024 Plan”) is as follows:

			Weighted average	Aggregate
	Number of	Weighted average	remaining contractual	intrinsic value
	options	exercise price	life (in years)	(in thousands)
Balance at December 31, 2025	4,135,501	$8.70	7.38	54,842
Options granted	739,086	18.93
Options exercised	(391,867)	5.00
Options forfeited	(176,348)	16.22
Balance at June 30, 2026	4,306,372	10.45	7.39	38,699
Options vested and expected to vest as of June 30, 2026	4,306,372	10.45	7.39	38,699
Options exercisable at June 30, 2026	2,527,436	$7.27	6.54	30,881

The weighted-average grant-date fair value of options granted during the six months ended June 30, 2026 and 2025 was $11.40 and $10.47 per share, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2026 and 2025 was $5.6 million and $9.5 million, respectively.

Restricted Stock Unit activity under the plans is as follows:

	Number of	Weighted average
	shares	grant date fair value
Unvested at December 31, 2025	1,561,534	$17.94
Granted	1,570,387	19.00
Vested	(300,524)	18.98
Cancelled	(205,520)	19.02
Unvested at June 30, 2026	2,625,877	$18.35

The total fair value of shares vested during the six months ended June 30, 2026 and 2025 was $5.7 million and $1.5 million, respectively.

Stock-Based Compensation

As of June 30, 2026, the aggregate unrecognized compensation costs related to outstanding unvested options and RSUs under the 2014 Plan, 2024 EIP, and 2024 Plan was $60.1 million. The Company expects to recognize those costs over a weighted average period of 3.1 years.

The fair value of RSUs is based on the Company’s closing stock price on the date of grant. The fair value of service-based stock options and RSUs are amortized on a straight-line basis over the requisite service period of the awards.

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the three and six months ended June 30, 2026 and 2025:

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Expected term (in years)	4.8	5.0	4.8	5.0
Expected volatility	71.0%	61.0%	71.0%	61.1%
Risk-free interest rate	4.0%	3.9%	4.0%	3.9%
Dividend yield	—	—	—	—

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

The Company’s total stock-based compensation expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Cost of revenue	$11	$102	$159	$127
Research and development	948	564	1,648	937
Sales and marketing	2,595	1,203	4,105	1,980
General and administrative	2,444	1,298	3,809	2,471
Total stock-based compensation expense	$5,998	$3,167	$9,721	$5,515

Stock-based compensation expense does not include the impact of estimated forfeitures. Forfeitures are taken as a reduction in expense in the period in which they occur. No compensation cost is recorded for awards that do not vest. Option awards included performance-based awards which are subject to the achievement of performance goals. For options subject to performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved. These performance-based awards represent 27,236 and 40,854 of option awards outstanding as of June 30, 2026 and December 31, 2025, respectively and stock-based compensation related to performance-based awards was not material. Total stock-based compensation expense includes non-employee stock-based compensation of $0.2 million and $0.3 million for the three months ended June 30, 2026 and 2025, respectively, and $0.5 million and $0.7 million for the six months ended June 30, 2026 and 2025, respectively.

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

As of June 30, 2026, 1,101,668 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the board of directors. Stock-based compensation related to the ESPP was not material and is included in the Company’s total stock-based compensation expense table above.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(19,268)	$(13,643)	$(39,005)	$(26,420)
Weighted-average shares outstanding, basic and diluted	38,032	36,294	37,849	36,088
Net loss per share, basic and diluted	$(0.51)	$(0.38)	$(1.03)	$(0.73)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Warrants	102	102	102	102
Equity plan stock options outstanding	4,306	4,908	4,306	4,908
Restricted stock units	2,626	1,328	2,626	1,328
Shares committed under ESPP	88	35	88	35
Total	7,122	6,373	7,122	6,373

13.
Income Taxes

The Company had an effective tax rate of 0.0% for both of the three and six months ended June 30, 2026 and 2025. The Company continues to incur operating losses.

During the three and six months ended June 30, 2026 and 2025, the Company evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

14. Subsequent Events

On August 5, 2026, the Company entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) by and among the Company, as borrower, MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer, and the lenders from time to time party thereto (the “Lenders”). The Credit Agreement provides for (i) a term loan facility, consisting of a $30.0 million commitment and an additional $25.0 million of uncommitted capital that may be available at the Lender's discretion, and (ii) a revolving loan facility in an aggregate principal amount of up to $20.0 million, which may be increased to up to $30.0 million at the Company's discretion upon satisfaction of certain conditions set forth therein. The $20.0 million revolving credit facility operates on a non-formula basis through December 31, 2027, after which time, availability under the facility will be subject to a borrowing base based on eligible accounts receivable and inventory. The term loan is callable at the Company's request at any time before December 31, 2028. At closing, the Company borrowed $20.0 million under the revolving facility and has no balance drawn under the term loan. The proceeds of borrowings under the Credit Agreement were used to repay in full the Company's outstanding obligations under the VLSA described in Note 9. Future borrowings will be used for working capital and general corporate purposes. The VLSA was terminated on August 5, 2026.

The foregoing description of the Credit Agreement is qualified in its entirety by reference to the full text of the Credit Agreement, filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q. The Company has evaluated subsequent events through the date these financial statements were issued.

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

Overview

We are a medical technology company focused on transforming the diagnosis and management of patients with serious neurological conditions. We have developed the Ceribell System, a novel, point-of-care EEG platform specifically designed to address the unmet needs of patients in the acute care setting. By combining proprietary, highly portable, and rapidly deployable hardware with sophisticated artificial intelligence (“AI”)-powered algorithms, the Ceribell System enables rapid diagnosis and continuous monitoring of patients with neurological conditions. We initially focused on becoming the standard of care for the detection and management of seizures in the acute care setting, where the technological and operational limitations of conventional EEG systems have contributed to significant delays in seizure and delirium diagnosis and suboptimal patient care and clinical outcomes, as well as a high economic burden for hospitals and the healthcare system. By making EEG more accessible and enabling continuous monitoring through the power of AI, the Ceribell System enables clinicians to more rapidly and accurately diagnose and manage patients at risk of seizure and delirium in the acute care setting, resulting in improved patient outcomes and hospital and payer economics. As of June 30, 2026, the Ceribell System has been adopted by more than 700 hospitals, ranging from top academic centers to small community hospitals. For information regarding how patient care and clinical outcomes are measured, see “Business—Market Overview—Challenges of Managing Seizures in the Acute Care Setting” included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 24, 2026.

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

We are currently focused on becoming the standard of care for the detection and management of seizures in the acute care setting. In May 2023, Clarity® became the first device to receive 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for diagnosing electrographic status epilepticus. In December 2025, the FDA granted 510(k) clearance for Ceribell’s proprietary Delirium Monitor System, the first and only FDA cleared delirium screening and monitoring device. In June 2026, we received a new FDA 510(k) clearance that encompasses two separate neurology focused algorithms, EEG Artifact Reduction and Epileptiform Abnormality Detection. We also received FDA clearance on the full next-generation hardware platform that we anticipate will support our expansion into new indications and new application areas.

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

As of June 30, 2026, we had an accumulated deficit of $259.4 million. To date, we have funded our operations primarily through proceeds from the sale of shares of our stock, including common stock and redeemable convertible preferred stock, term loan proceeds, and cash generated from the sale of Wearables and subscriptions. As of June 30, 2026, we had $129.3 million in cash, cash equivalents, and marketable securities. Based on our current operating plan, we believe that the net proceeds from our IPO, together with the expected cash generated from revenue transactions with customers and our existing cash and cash equivalents and marketable securities, will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

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

Our Business Model

Key Factors Affecting Our Results of Operations and Performance

We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. These factors include:

•
Adoption of the Ceribell System by new accounts. There are approximately 6,000 acute care facilities with an Intensive Care Unit (“ICU”) or Emergency Department (“ED”) or both in the United States that we believe could benefit from the Ceribell System because the patients arriving at such facilities may experience seizures or delirium triggered by the conditions leading them to seek acute medical care. As of June 30, 2026, we have successfully deployed the Ceribell System to more than 700 hospitals, ranging from top academic centers to small community hospitals. We believe that all acute care facilities in the United States can benefit from the Ceribell System, and our goal is to establish the Ceribell System as the standard of care for the detection and management of seizures in critically ill patients. To drive further adoption of the Ceribell System, we leverage our commercial infrastructure including Territory Managers (“TMs”), who focus on new account acquisition and onboarding, and Clinical Account Managers (“CAMs”), who focus on ongoing account coverage to increase utilization and further support hospital onboarding. Our commercial team engages with customers to communicate the value proposition of the Ceribell System, leveraging our large base of clinical evidence.
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

Results of Operations for the three and six months ended June 30, 2026 and 2025

The following tables set forth our results of operations for the periods presented (in thousands) and as a percentage of our revenue for those periods. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended June 30,
	2026	2025	$ Change	% Change
Revenue
Product revenue	$21,241	$15,923	$5,318	33%
Subscription revenue	6,856	5,276	1,580	30%
Total revenue	28,097	21,199	6,898	33%
Cost of revenue
Product cost of goods sold	1,830	2,351	(521)	-22%
Subscription cost of revenue	329	166	163	98%
Total cost of revenue	2,159	2,517	(358)	-14%
Gross profit	25,938	18,682	7,256	39%
Operating expenses:
Research and development	6,747	4,852	1,895	39%
Sales and marketing	24,415	17,422	6,993	40%
General and administrative	14,757	11,360	3,397	30%
Total operating expenses	45,919	33,634	12,285	37%
Loss from operations	(19,981)	(14,952)	(5,029)	34%
Interest and other income, net	713	1,309	(596)	-46%

Loss before provision for income taxes	(19,268)	(13,643)	(5,625)	41%
Provision for income taxes	—	—	—	—

Net loss	$(19,268)	$(13,643)	$(5,625)	41%

	Six months ended June 30,
	2026	2025	$ Change	% Change
Revenue
Product revenue	$41,431	$31,531	$9,900	31%
Subscription revenue	13,160	10,159	3,001	30%
Total revenue	54,591	41,690	12,901	31%
Cost of revenue
Product cost of goods sold	4,898	4,711	187	4%
Subscription cost of revenue	633	290	343	118%
Total cost of revenue	5,531	5,001	530	11%
Gross profit	49,060	36,689	12,371	34%
Operating expenses:
Research and development	12,908	9,098	3,810	42%
Sales and marketing	46,805	35,455	11,350	32%
General and administrative	30,073	21,295	8,778	41%
Total operating expenses	89,786	65,848	23,938	36%
Loss from operations	(40,726)	(29,159)	(11,567)	40%
Interest and other income, net	1,721	2,739	(1,018)	-37%

Loss before provision for income taxes	(39,005)	(26,420)	(12,585)	48%
Provision for income taxes	—	—	—	—

Net loss	$(39,005)	$(26,420)	$(12,585)	48%

Comparison of the three and six months ended June 30, 2026 and 2025

Revenue

Product revenue for the three and six months ended June 30, 2026, increased $5.3 million and $9.9 million, or 33% and 31%, respectively, compared to the same period of fiscal year 2025. Product revenue growth was primarily driven by the addition of new customers and an increase in utilization of Wearables and resulting sales of Wearables, driven by continued customer education that resulted in increased awareness and adoption of our products.

Subscription revenue for the three and six months ended June 30, 2026, increased $1.6 million and $3.0 million, respectively, or 30%, compared to the same period of fiscal year 2025. Subscription revenue growth was primarily driven by the addition of new customers.

Cost of Revenue

Product cost of revenue for the three months ended June 30, 2026, decreased $0.5 million, or 22% compared to the same period of fiscal year 2025. Product cost of revenue for the six months ended June 30, 2026 increased $0.2 million, or 4%, compared to the same period of fiscal year 2025. The decrease in cost of goods sold for products for the three months ended June 30, 2026 was primarily due to tariff refund of $1.0 million, offset by an increase in Wearables sales to new and existing active accounts. The increase in cost of goods sold for products for the six months ended June 30, 2026 was primarily due to an increase in Wearables sales to new and existing active accounts, partially offset by the tariff refund.

Subscription cost of revenue for three and six months ended June 30, 2026, increased $0.2 million and $0.3 million, or 98% and 118%, respectively, compared to the same period of fiscal year 2025. The increase in subscription cost of revenue was primarily due to increased hosting costs for new and existing active accounts for subscriptions and incremental recorder depreciation associated with new subscriptions.

Gross Profit (in thousands) and Gross Margin

	Three months ended June 30,
	2026	2025	$ Change	% Change
Gross profit	$25,938	$18,682	$7,256	39%
Gross margin	92%	88%		4%
Product gross profit	19,411	13,572	5,839	43%
Product gross margin	91%	85%		6%
Subscription gross profit	6,527	5,110	1,417	28%
Subscription gross margin	95%	97%		-2%

	Six months ended June 30,
	2026	2025	$ Change	% Change
Gross profit	$49,060	$36,689	$12,371	34%
Gross margin	90%	88%		2%
Product gross profit	36,533	26,820	9,713	36%
Product gross margin	88%	85%		3%
Subscription gross profit	12,527	9,869	2,658	27%
Subscription gross margin	95%	97%		-2%

Gross profit for the three and six months ended June 30, 2026 increased $7.3 million and $12.4 million, or 39% and 34%, respectively, compared to the same period of fiscal year 2025. The increase is primarily due to increased revenue and decreased cost of goods sold due to cost reduction strategies and tariff refunds.

Operating Expenses

Research and Development Expenses

Research and development expenses increased $1.9 million, or 39%, for the three months ended June 30, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase of $1.5 million in personnel and related expenses directly associated with an increase in headcount.

Research and development expenses increased $3.8 million, or 42%, for the six months ended June 30, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase of $3.2 million in personnel and related expenses directly associated with an increase in headcount.

Sales and Marketing Expenses

Sales and marketing expenses increased $7.0 million, or 40%, for the three months ended June 30, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase in personnel and related expenses directly associated with an increase in headcount.

Sales and marketing expenses increased $11.4 million, or 32%, for the six months ended June 30, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase in personnel and related expenses directly associated with an increase in headcount.

General and Administrative Expenses

General and administrative expenses increased $3.4 million, or 30%, for the three months ended June 30, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase of $1.4 million in personnel and related expenses directly associated with an increase in headcount, as well as an increase in professional services of $2.0 million driven by legal costs associated with intellectual property enforcement activities, including a patent infringement suit initiated in July 2025.

General and administrative expenses increased $8.8 million, or 41%, for the six months ended June 30, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase of $2.0 million in personnel and related expenses directly associated with an increase in headcount, as well as an increase in professional services of $6.8 million driven by legal costs associated with intellectual property enforcement activities, including a patent infringement suit initiated in July 2025.

Interest and Other Income, net

Interest and other income, net decreased $0.6 million, or 46% for the three months ended June 30, 2026, compared to the same period for fiscal year 2025. The decrease in interest income was primarily due to lower balances of cash equivalents and marketable securities, compared to the same period of the prior year.

Interest and other income, net decreased $1.0 million, or 37% for the six months ended June 30, 2026, compared to the same period for fiscal year 2025. The decrease in interest income was primarily due to lower balances of cash equivalents and marketable securities, compared to the same period of the prior year.

Cash Flows

The following table shows a summary of our cash flows for each of the periods presented (in thousands):

	Six months ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(32,160)	$(18,936)
Net cash provided by (used in) investing activities	$21,835	$(137,301)
Net cash provided by financing activities	$2,512	$2,008

Operating Activities

Net cash used in operating activities during the six months ended June 30, 2026, consisted primarily of our net loss of $39.0 million and net amortization premiums on marketable securities of $1.3 million, offset by non-cash charges of stock-based compensation of $9.7 million and depreciation and amortization of $0.5 million. Additionally we had a net increase in operating assets of $0.5 million and a net decrease in operating liabilities of $1.8 million. Net operating assets increased and net operating liabilities decreased primarily due to timing of payments.

Net cash used in operating activities during the six months ended June 30, 2025, consisted primarily of our net loss of $26.4 million, offset by non-cash charges of stock-based compensation of $5.5 million, and depreciation and amortization of $0.7 million. Additionally we had a net decrease in operating assets of $0.2 million and a net increase in operating liabilities of $1.4 million. Net operating assets decreased due to decreases in prepaid expenses and inventory due to lower inventory purchases in the six months ended June 30, 2025. Net operating liabilities increased primarily due to timing of payments.

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2026 was $21.8 million, and consisted of maturities of marketable securities, offset by purchases of marketable securities, equipment, and recorders provided to customers.

Net cash used in investing activities during the six months ended June 30, 2025 was $137.3 million, and consisted of purchases of marketable securities, equipment, and recorders provided to customers.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2026, consisted of proceeds from the exercise of options and purchase of shares in accordance with our ESPP.

Net cash provided in financing activities during the six months ended June 30, 2025, consisted of proceeds from the exercise of options, and offset by debt issuance costs.

IEEPA Tariffs

In April 2025, the U.S. government announced new tariffs on goods imported into the U.S. from dozens of countries, including China and the European Union member states. In response, governments have threatened or imposed reciprocal tariffs or taken other measures, and the United States is in the process of negotiating trade agreements with certain governments. In February 2026, the U.S. Supreme Court ruled to invalidate the U.S. administration’s tariff program implemented under IEEPA.

During the three months ended June 30, 2026, the Company has recognized refunds of $1.6 million. Of this refund amount, $1.0 million was recognized as a reduction of cost of goods sold for product that had been sold and the remaining $0.6 million relates to inventory on hand and remains capitalized in inventory as of June 30, 2026. $1.0 million of this refund is recorded in other current assets as of June 30, 2026, and was received in cash on July 1, 2026.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2026	2025	2026	2025
Net Loss (GAAP)	$(19,268)	$(13,643)	$(39,005)	$(26,420)
Non-GAAP Adjustments:
Interest (income) and expense, net	(712)	(1,308)	(1,701)	(2,739)
Depreciation and amortization	245	324	484	659
EBITDA (Non-GAAP)	(19,735)	(14,627)	(40,222)	(28,500)
Stock-based compensation	5,998	3,167	9,721	5,515
IP litigation matter	3,913	1,429	9,507	2,053
Adjusted EBITDA (Non-GAAP)	$(9,824)	$(10,031)	$(20,994)	$(20,932)

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

Sources of Liquidity

As of June 30, 2026, our principal sources of liquidity consisted of $129.3 million of cash, cash equivalents, and marketable securities and $20.0 million of term loans.

On February 6, 2024, we entered into the VLSA with SVB and Horizon. The VLSA provides a term loan commitment of $50.0 million. We drew $20.0 million of the $50.0 million term loan commitment at closing (consisting of $6.0 million from SVB and $14.0 million from Horizon), which was used to retire our existing debt with Horizon, pay transaction fees, and for general corporate purposes. The remaining $30.0 million term loan commitment consists of three tranches of $10.0 million commitments. The first $10.0 million tranche expired on June 30, 2026 and no amount was drawn. The maturity date of VLSA is March 1, 2029.

Concurrent with the VLSA, we also entered into the Revolving Facility for a line of credit of up to $10.0 million. The Revolving Facility matured on February 6, 2026 and no amounts were drawn.

On August 5, 2026, subsequent to June 30, 2026, we entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer, and the lenders party thereto, providing for (i) a term loan facility, consisting of a $30.0 million commitment and an additional $25.0 million of uncommitted capital that may be available at the Lender's discretion, and (ii) a revolving loan facility in an aggregate principal amount of up to $20.0 million, which may be increased to up to $30.0 million at the Company's discretion upon satisfaction of certain conditions set forth therein. The $20.0 million revolving credit facility operates on a non-formula basis through December 31, 2027, after which time, availability under the facility will be subject to a borrowing base based on eligible accounts receivable and inventory. The term loan is callable at the Company's request at any time before December 31, 2028. At closing, the Company borrowed $20.0 million under the revolving facility and has no balance drawn under the term loan. The proceeds of borrowings under the Credit Agreement were used to repay in full the Company's outstanding obligations under the VLSA described in Note 9. Future borrowings will be used for working capital and general corporate purposes. The VLSA was terminated on August 5, 2026.

For additional information, see Note 14, “Subsequent Events,” to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

Contractual Obligations and Commitments

Our contractual obligations at June 30, 2026 include:

Debt — Principal payments required on long-term debt outstanding at June 30, 2026, was $20.0 million. Subsequent to June 30, 2026, we entered into the Credit Agreement, which provides for (i) a term loan facility, consisting of a $30.0 million commitment and an additional $25.0 million of uncommitted capital that may be available at the Lender's discretion, and (ii) a revolving loan facility in an aggregate principal amount of up to $20.0 million, which may be increased to up to $30.0 million at the Company's discretion upon satisfaction of certain conditions set forth therein, and materially increased our borrowing capacity and secured indebtedness; see Note 14, “Subsequent Events.”

Operating leases — As of June 30, 2026, estimated contractual obligations for operating lease payments were $2.0 million due within 19 months.

Litigation — As of June 30, 2026, we have a commitment to pay $2.9 million in deferred legal fees contingent upon the earlier of settlement or favorable Initial Determination by the Administrative Law Judge related to the Natus patent infringement complaints. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No provision or accrual has been recorded related to the deferred legal fees based on currently available information; see Note 7, “Commitments and Contingencies.”

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

Information about our significant accounting policies and how estimates are involved in the preparation of our financial statements are described in our Annual Report on Form 10-K filed with the SEC on February 24, 2026. There have been no material changes to our significant accounting policies and estimates during the six months ended June 30, 2026.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended June 30, 2026 covered by this Quarterly Report on Form 10-Q that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On July 7, 2025, we filed patent infringement complaints against Natus Medical Incorporated and related subsidiaries (“Natus”) with the U.S. International Trade Commission (“USITC”) and the U.S. District Court for the District of Delaware (the “District Court”), alleging that Natus is infringing on six patents owned by us related to important features of the Ceribell EEG headband and electrode design through Natus’s making, using, selling, offering for sale in the United States, and/or importing into the United States, of rapid point-of-care EEG monitoring products (the “Natus Products”), and that Natus is engaging in unfair competition. We have requested that the USITC investigate these claims and issue an exclusion order to bar the importation of any infringing Natus Products into the United States. We have also requested in the District Court a permanent injunction against the Natus Products and an award of damages sufficient to compensate us for the alleged infringement, as well as other costs and expenses in this action. On August 6, 2025, the USITC instituted an investigation of these claims pursuant to Section 337 of the Tariff Act of 1930 and on August 12, 2025, the District Court granted a stay of the pending patent infringement action until the final determination of the USITC investigation. Trial proceedings in the USITC investigation concluded as of June 12, 2026, and the parties are now in the process of post-trial briefing. An initial determination is expected by November 19, 2026, and a final determination by March 2027.

We may become involved in other various legal proceedings arising from the normal course of business activities. We are not presently a party to any litigation the outcome of which, we believe, if determined adversely to us, would individually or taken together, materially and adversely affect our business, financial condition, or results of operations. Involvement in legal proceedings is costly and can impose a significant burden on management and employees. The results of any current or future litigation cannot be predicted with certainty, and regardless of the outcome, litigation can have an adverse impact on us because of legal expenses and settlement costs, diversion of management attention and resources, and other factors.

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

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the six months ended June 30, 2026, we incurred a net loss of $39.0 million. As of June 30, 2026, we had an accumulated deficit of $259.4 million. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to achieve or maintain profitability, and our business, financial condition, results of operations, and prospects will be harmed. Since inception, we have spent significant amounts to develop the Ceribell System and related algorithms, to fund clinical studies, to develop and build our manufacturing capacities, to scale our commercial operations, and to recruit and retain key talent.

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

We expect the Ceribell System will continue to be purchased by hospitals who will then seek reimbursement from third-party payers. Reimbursement for the hospital services during an inpatient stay generally is made under a prospective payment system that is determined by a classification system known as diagnosis-related groups, which are assigned using a number of factors including the principal diagnosis, major procedures, discharged status, patient age, and complicating secondary diagnoses, among other things. In August 2023, CMS approved an NTAP under the Medicare inpatient prospective payment system for our newest Clarity algorithm, effective October 1, 2023. In August 2026, CMS granted an NTAP under the Medicare inpatient prospective payment system for eligible Medicare patient cases utilizing our Delirium Monitor System, effective October 1, 2026. The NTAP designation for a product lasts for no more than three years for a specific indication. Once an applicable NTAP expires or our products are otherwise no longer eligible for such NTAP, our customers may no longer receive additional reimbursement to offset the costs associated with the use of our products, which could adversely affect their profit margins. In light of the potential unreimbursed costs, some of our target customers may be unwilling to adopt our products and some of our existing customers may terminate their contracts with us.

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

Our Credit Agreement contains financial covenants and other restrictions that limit our flexibility in operating our business.

On August 5, 2026, we entered into the Credit Agreement, which provides for term loan and revolving loan facilities. At closing, we borrowed $20.0 million under the revolving loan facility and no term loans and used the proceeds to repay in full all amounts outstanding under the VLSA, which was terminated in connection with the repayment. Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets, including our intellectual property, subject to customary exclusions. The Credit Agreement contains customary affirmative and negative covenants that limit our ability to engage in specified types of transactions. The Credit Agreement also contains financial covenants that, during applicable testing periods, require us to maintain minimum net revenue of $70.0 million or, in certain circumstances, minimum unrestricted cash of $65.0 million. These covenants limit our ability to, among other things:

•
sell, transfer, lease, license or otherwise dispose of assets, other than permitted asset dispositions;

•
create, incur, assume, guarantee or otherwise become liable with respect to additional indebtedness or contingent obligations, other than permitted indebtedness and contingent obligations;
•
create or permit liens on our assets, other than permitted liens;
•
make distributions, including paying dividends on, repurchasing or making other payments with respect to our capital stock, other than permitted distributions;
•
consolidate, merge or amalgamate with another person, other than specified permitted transactions;
•
make investments or acquisitions, including acquisitions of businesses, assets, products, product lines or intellectual property, other than permitted investments;
•
enter into joint ventures or partnerships; and
•
enter into certain transactions with our affiliates.

See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations”—“Liquidity and Capital Resources” for more information regarding the covenants under the Credit Agreement. The covenants in the Credit Agreement limit our ability to take certain actions and could adversely affect our ability to finance our operations, make needed capital expenditures, engage in business combinations or otherwise pursue our business strategies. In addition, if we fail to comply with a covenant or other obligation under the Credit Agreement and an event of default occurs and continues, the lenders may suspend or terminate their lending commitments, accelerate all or a portion of the amounts outstanding under the Credit Agreement, together with accrued interest, and exercise remedies against the collateral securing such indebtedness, including substantially all of our assets and intellectual property. Any such acceleration or exercise of remedies could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We have never declared or paid cash dividends on our capital stock, and we do not currently intend to pay any cash dividends on our capital stock in the foreseeable future. We currently intend to retain all available funds and any future earnings to fund the development and expansion of our business. Any future determination related to dividend policy will be made at the discretion of our Board of Directors, subject to applicable laws, and will depend upon, among other factors, our results of operations, prospects, financial condition, contractual restrictions and capital requirements. In addition, our ability to pay cash dividends on our capital stock is limited by the terms of the Credit Agreement, and may be limited by the terms of any future debt or preferred securities we issue or any future credit facilities we enter into. Accordingly, investors must for the foreseeable future rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Entry into a Material Definitive Agreement

On August 5, 2026, the Company entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) by and among the Company, as borrower, MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer, and the lenders from time to time party thereto. The Credit Agreement provides for (i) a term loan facility, consisting of a $30.0 million commitment and an additional $25.0 million of uncommitted capital that may be available at the Lender's discretion, and (ii) a revolving loan facility in an aggregate principal amount of up to $20.0 million, which may be increased to up to $30.0 million at the Company's discretion upon satisfaction of certain conditions set forth therein. The $20.0 million revolving credit facility operates on a non-formula basis through December 31, 2027, after which time, availability under the facility will be subject to a borrowing base based on eligible accounts receivable and inventory. The term loan is callable at the Company's request at any time before December 31, 2028.

At closing, the Company borrowed $20.0 million under the revolving facility and has no balance drawn under the term loan. The proceeds of borrowings under the Credit Agreement were used to repay in full the Company's outstanding obligations under the VLSA described in Note 9. Future borrowings will be used for working capital and general corporate purposes. The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s assets, including its intellectual property. A financial covenant is only effective if the sum of the aggregate outstanding principal balance of the term loans plus the aggregate amount of the revolving credit facility commitment exceeds $35.0 million. When effective, the financial covenant requires that the company maintain either (a) minimum trailing 12 months net revenue of at least $70.0 million or (b) cash, cash equivalents, and marketable securities of at least $65.0 million. Term loans bear interest at Term SOFR (subject to a 1.00% floor) plus 5.00% per annum, and revolving loans bear interest at Term SOFR (subject to a 1.00% floor) plus 3.75% per annum, in each case payable monthly in arrears in cash, and the loans mature on August 5, 2031. The term loan and revolver may be voluntarily prepaid subject to a prepayment premium and exit fee.

The foregoing description of the Credit Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Credit Agreement, a copy of which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

The information contained in this Item 5 is intended to satisfy the Company’s reporting obligations under Item 1.01 (Entry into a Material Definitive Agreement) and Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant) of Form 8-K.

Rule 10b5-1 Trading Plans

Name	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
David Foehr Senior Vice President, Finance	Adopt	May 21, 2026	X		20,400	September 9, 2027
Raymond Woo Chief Technology Officer	Adopt	June 5, 2026	X		85,821	August 31, 2027

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6. Exhibits.

Incorporated by reference
Exhibit Number	Description	Form	Dated	Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/15/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	10/15/2024	3.2
4.1	Form of Common Stock Certificate.	S-1/A	9/19/2024	4.01
10.1†	Credit, Security and Guaranty Agreement, dated as of August 5, 2026, by and among CeriBell, Inc., as Borrower, MidCap Funding IV Trust, as Agent, and MidCap Financial Trust, as Term Loan Servicer.				X
10.2#	Non-Employee Director Compensation Program				X
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

† Portions of the exhibit, marked by [###], have been omitted because the omitted information is (i) not material and (ii) the type of information that the registrant customarily and actually treats as private or confidential.

# Indicates management contract or compensatory plan.

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report on Form 10-Q pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERIBELL, INC.

Date: August 10, 2026	By:	/s/ Xingjuan (Jane) Chao, Ph.D.
Xingjuan (Jane) Chao, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2026	By:	/s/ Scott Blumberg
Scott Blumberg
Chief Financial Officer
(Principal Financial Officer)