Form 10-Q
period 2026-09-30
Ceribell, Inc.
filed 2026-11-03
CIK 1861107

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of October 30, 2026, the registrant had 38,835,010 shares of common stock, $0.001 par value per share, outstanding.

i

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (this “Quarterly Report”) contains forward-looking statements about us and our industry that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this Quarterly Report, including statements regarding our strategy, future financial condition, future operations, projected costs, prospects, plans, objectives of management, and expected market growth, are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipates,” “believes,” “continue,” “could,” “estimates,” “expects,” “forecast,” “guidance,” “intends,” “likely,” “may,” “ongoing,” “plans,” “potential,” “predicts,” “projects,” “seeks,” “should,” “target,” “will,” or “would,” or the negative of these words or other similar terms or expressions.

Forward-looking statements in this Quarterly Report include statements regarding our growth strategy and plans for new features, indications, and markets, the timing and outcome of regulatory clearances, coverage and reimbursement, and our commercialization and manufacturing capabilities. They also include statements regarding the effect of tariffs, our legal proceedings, our capital requirements and compliance with our credit facility, and the period during which we will remain an emerging growth company under the Jumpstart Our Business Startups Act (the “JOBS Act”).

You should not rely upon forward-looking statements as predictions of future events. We have based these statements primarily on our current expectations and projections about future events and trends that we believe may affect our business, financial condition, results of operations, and prospects. Although we believe that we have a reasonable basis for each forward-looking statement, we cannot guarantee that the future results, levels of activity, performance, or events reflected in them will be achieved or occur at all. These statements are subject to risks, uncertainties, and other factors described in Part II, Item 1A. “Risk Factors” and elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2025, and in our other filings with the Securities and Exchange Commission (the “SEC”). We operate in a very competitive and rapidly changing environment. New risks emerge from time to time, and it is not possible for us to predict all risks and uncertainties that could have an impact on the forward-looking statements contained in this Quarterly Report. Actual results, events, or circumstances could therefore differ materially from those described in our forward-looking statements.

Our forward-looking statements speak only as of the date of this Quarterly Report, and, except as required by law, we undertake no obligation to update them to reflect later events or circumstances or new information. They do not reflect the potential impact of any future acquisitions, mergers, dispositions, joint ventures, or investments we may make. We intend our forward-looking statements to be covered by the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

You should read this Quarterly Report and the documents we have filed as exhibits with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.

ii

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (unaudited).

CeriBell, Inc.

Condensed Balance Sheets

(in thousands, except share and per share data)
(unaudited)

	September 30,	December 31,
	2026	2025
Assets
Current assets
Cash and cash equivalents	$41,989	$40,476
Marketable securities	75,478	118,785
Accounts receivable, net	17,792	15,053
Inventory	6,955	7,288
Contract costs, current	2,232	2,210
Prepaid expenses and other current assets	2,991	2,906
Total current assets	147,437	186,718
Property and equipment, net	1,774	2,030
Operating lease right-of-use assets	1,516	2,296
Contract costs, long-term	1,503	1,847
Other non-current assets	4,140	2,912
Total assets	$156,370	$195,803
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$2,334	$2,838
Accrued liabilities	14,059	14,328
Deferred revenue	230	—
Contract liabilities, current	—	101
Operating lease liability, current	1,218	1,105
Other current liabilities	193	818
Total current liabilities	18,034	19,190
Long-term liabilities
Notes payable, long-term	20,000	19,811
Other liabilities, long-term	367	106
Operating lease liability, long-term	432	1,360
Total long-term liabilities	20,799	21,277
Total liabilities	$38,833	$40,467
Commitments and contingencies (Note 7)
Stockholders’ equity
Preferred stock, $0.001 par value;
Authorized shares: 10,000,000 as of September 30, 2026 and December 31, 2025
Issued and outstanding shares: none as of September 30, 2026 and December 31, 2025	—	—
Common stock, $0.001 par value;
Authorized shares: 500,000,000 as of September 30, 2026 and December 31, 2025
Issued and outstanding shares: 38,820,703 and 37,485,124 as of September 30, 2026 and December 31, 2025, respectively	39	38
Additional paid-in capital	398,353	375,495
Accumulated other comprehensive income (loss)	(143)	159
Accumulated deficit	(280,712)	(220,356)
Total stockholders’ equity	117,537	155,336
Total liabilities and stockholders’ equity	$156,370	$195,803

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Operations and Comprehensive Loss

(in thousands, except share and per share data)
(unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Revenue
Product revenue	$22,235	$17,020	$63,667	$48,551
Subscription revenue	7,106	5,569	20,266	15,728
Total revenue	29,341	22,589	83,933	64,279
Cost of revenue
Product cost of goods sold	2,658	2,461	7,557	7,172
Subscription cost of revenue	343	186	976	476
Total cost of revenue	3,001	2,647	8,533	7,648
Gross profit	26,340	19,942	75,400	56,631
Operating expenses
Research and development	7,403	4,983	20,311	14,081
Sales and marketing	25,032	18,569	71,837	54,024
General and administrative	14,453	11,037	44,526	32,332
Total operating expenses	46,888	34,589	136,674	100,437
Loss from operations	(20,548)	(14,647)	(61,274)	(43,806)
Interest expense	(267)	(480)	(1,139)	(1,428)
Other income (expense), net	(536)	1,662	2,056	5,349
Loss before provision for income taxes	(21,351)	(13,465)	(60,357)	(39,885)
Provision for income tax expense	—	—	—	—
Net loss	$(21,351)	$(13,465)	$(60,357)	$(39,885)
Net loss per share attributable to common stockholders:
Basic and diluted	(0.55)	(0.37)	(1.59)	(1.10)
Weighted-average shares used in computing net loss per share attributable to common stockholders:
Basic and diluted	38,500,027	36,806,918	38,068,145	36,326,792
Other comprehensive loss
Net unrealized gain (loss) on marketable securities	$(51)	$134	$(302)	$139
Comprehensive loss	$(21,402)	$(13,331)	$(60,659)	$(39,746)

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Stockholders’ Equity

(in thousands, except share data)

(unaudited)

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2025	37,485,124	38	$375,495	$159	$(220,356)	$155,336
Issuance of restricted stock awards	96,073	—	—	—	—	—
Issuance of common stock	278,483	—	1,632	—	—	1,632
Stock-based compensation	—	—	3,723	—	—	3,723
Net loss	—	—	—	—	(19,737)	(19,737)
Other comprehensive loss	—	—	—	(141)	—	(141)
Balance March 31, 2026	37,859,680	38	$380,850	$18	$(240,093)	$140,813
Issuance of restricted stock awards	204,451	—	—	—	—	—
Issuance of common stock	159,090	1	879	—	—	880
Stock-based compensation	—	—	5,998	—	—	5,998
Net loss	—	—	—	—	(19,268)	(19,268)
Other comprehensive loss	—	—	—	(110)	—	(110)
Balance June 30, 2026	38,223,221	39	$387,727	$(92)	$(259,361)	$128,313
Issuance of restricted stock awards	183,176	—	—	—	—	—
Issuance of common stock	414,306	—	3,527	—	—	3,527
Stock-based compensation	—	—	7,099	—	—	7,099
Net loss	—	—	—	—	(21,351)	(21,351)
Other comprehensive loss	—	—	—	(51)	—	(51)
Balance September 30, 2026	38,820,703	39	$398,353	$(143)	$(280,712)	$117,537

	Common Stock		Additional Paid-in-	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Par Value	Capital	Income (Loss)	Deficit	Equity
Balance December 31, 2024	35,850,606	36	$358,073	$—	$(166,944)	$191,165
Issuance of restricted stock awards	12,468	—	—	—	—	—
Shares withheld for taxes	(4,303)	—	(100)	—	—	(100)
Issuance of common stock pursuant to stock option exercises	38,291	—	251	—	—	251
Stock-based compensation	—	—	2,348	—	—	2,348
Net loss	—	—	—	—	(12,777)	(12,777)
Other comprehensive loss	—	—	—	(6)	—	(6)
Balance March 31, 2025	35,897,062	36	$360,572	$(6)	$(179,721)	$180,881
Issuance of restricted stock awards	48,215	—	—	—	—	—
Tax withholding related to settlement or vesting of equity awards	—	—	(268)	—	—	(268)
Issuance of common stock pursuant to stock option exercises	654,386	1	2,006	—	—	2,007
Stock-based compensation	—	—	3,167	—	—	3,167
Net loss	—	—	—	—	(13,643)	(13,643)
Other comprehensive income	—	—	—	11	—	11
Balance June 30, 2025	36,599,663	37	$365,477	$5	$(193,364)	$172,155
Issuance of restricted stock awards	60,927	—	—	—	—	—
Tax withholding related to settlement or vesting of equity awards	(5,445)	—	(63)	—	—	(63)
Issuance of common stock	393,252	1	1,970	—	—	1,971
Stock-based compensation	—	—	3,349	—	—	3,349
Net loss	—	—	—	—	(13,465)	(13,465)
Other comprehensive income	—	—	—	134	—	134
Balance September 30, 2025	37,048,397	38	$370,733	$139	$(206,829)	$164,081

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Condensed Statements of Cash Flows

(in thousands)
(unaudited)

	Nine months ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(60,357)	$(39,885)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	733	1,050
Noncash lease expense	(36)	(76)
Stock-based compensation expense	16,820	8,864
Amortization of debt discount and accretion of premium on term loans	341	308
Accretion (amortization) of discount and premium on marketable securities	(1,701)	(1,389)
Loss on disposal of property and equipment and recorders	115	79
Loss on debt extinguishment	1,549	—
Changes in operating assets and liabilities:
Accounts receivable, net	(2,739)	(1,356)
Inventory	333	913
Prepaid expenses and other current assets	(85)	391
Contract costs	322	(627)
Accrued interest on marketable securities	242	—
Other non-current assets	17	(221)
Accounts payable	(444)	1,156
Accrued liabilities and other current liabilities	(738)	748
Contract liabilities and deferred revenue	129	11
Other liabilities, long-term	261	—
Net cash used in operating activities	(45,238)	(30,034)
Cash flows from investing activities
Purchases of recorder components and recorders	(1,563)	(382)
Purchases of property and equipment	(242)	(588)
Purchases of marketable securities	(88,335)	(188,775)
Proceeds from sales of marketable securities	15,299	—
Proceeds from maturities of marketable securities	117,500	45,500
Net cash provided by (used in) investing activities	42,659	(144,245)
Cash flows from financing activities
Proceeds related to employee stock plans	6,039	3,798
Debt issuance cost	(547)	(150)
Proceeds from revolving line of credit	40,000	—
Payments on revolving line of credit	(20,000)	—
Payments on term loan debt	(20,000)	—
Payments on debt extinguishment	(1,400)	—
Net cash provided by financing activities	4,092	3,648
Net increase (decrease) in cash and cash equivalents	1,513	(170,631)
Cash and cash equivalents, beginning of period	40,476	194,370
Cash and cash equivalents, end of period	$41,989	$23,739
Supplemental disclosure of cash flow information
Cash paid for interest	$1,141	$1,430
Property and equipment included in accounts payable and accrued expenses	96	27
Recorder components included in accounts payable and accrued expenses	19	40

The accompanying notes are an integral part of these condensed financial statements.

CeriBell, Inc.

Notes to Condensed Financial Statements

(unaudited)

1.
The Company

Organization and Business

CeriBell, Inc. (the “Company” or “Ceribell”) was incorporated in the state of Delaware as Brain Stethoscope, Inc., on August 29, 2014, and changed its name to CeriBell, Inc. on August 11, 2015, and maintains its principal office in Sunnyvale, California. The Company is a commercial-stage medical technology company focused on transforming the diagnosis and management of patients with serious neurological conditions.

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

Liquidity

As of September 30, 2026, the Company’s principal sources of liquidity consisted of $117.5 million of cash, cash equivalents, and marketable securities.

The Company has incurred operating losses and negative cash flows from operations since its inception. On September 30, 2026, the Company had an accumulated deficit of $280.7 million. Such losses primarily resulted from the costs incurred in the development and sales and marketing of the Company’s products and building the Company’s organization. The Company expects to incur losses in the near term as it continues to focus on the development and promotion of new and existing products and expand its corporate infrastructure, including the costs associated with being a public company.

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

Adverse economic conditions in the U.S., including any economic disruptions related to another or worsening global pandemic or a recession, could negatively impact the Company’s revenues and results of operations. The global credit and financial markets continue to experience volatility and disruptions, including diminished liquidity and credit availability, increased concerns about inflation, and uncertainty about economic stability. Events including a potential recession have caused economic, market, and political uncertainty. Volatility and disruption of financial markets could limit the Company’s customers’ ability to obtain adequate financing or credit to purchase and pay for products in a timely manner or to maintain operations, which could result in a decrease in sales volume that could harm the Company’s results of operations. General concerns about the fundamental soundness of the U.S. economy may also cause customers to reduce their purchases. Changes in governmental banking, monetary, and fiscal policies to address liquidity and increase credit availability may not be effective. Continuation or further deterioration of these financial and macroeconomic conditions could harm the Company’s sales, profitability, and results of operations.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”), and pursuant to the rules and regulations of the SEC.

The unaudited interim condensed financial statements have been prepared on the same basis as the annual financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to a fair statement of the Company’s financial position as of September 30, 2026, and the results of its operations for the three and nine months ended September 30, 2026 and 2025 and cash flows for the nine months ended September 30, 2026 and 2025. The condensed balance sheet at December 31, 2025, was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements.

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

The Company’s accounts receivable are derived solely from product and subscription sales to customers located in the United States. The Company performs periodic evaluations of its customers’ financial condition and generally requires no collateral from its customers. Credit losses historically have not been significant. No customers comprised 10% or more of the Company’s revenue for the three and nine months ended September 30, 2026 and 2025. No customers comprised 10% or more of the Company’s accounts receivable balance as of September 30, 2026, or December 31, 2025.

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

In accordance with the “Segment Reporting” Topic of the Accounting Standards Codification (“ASC”), the Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The Company’s measure of segment profit or loss is loss from operations. The CODM utilizes the Company’s financial information such as loss from operations derived from revenues and operating expenses included in the Company forecast, performance metrics, and budget versus actual analyses on an aggregate basis for purposes of evaluating financial performance and how to best allocate resources across functions when developing and reviewing the annual budget to achieve the Company’s long-term objectives. Significant expenses regularly provided to the CODM within loss from operations include cost of revenue, research and development, sales and marketing, and general and administrative expenses, which are each separately presented on the Company’s Statements of Operations and Comprehensive Loss. The measure of segment assets is reported on the Balance Sheets as total assets. Since the Company operates in one segment, all accounting policies and financial information required by “Segment Reporting” can be found in the summary of significant accounting policies, the revenue footnote, and the annual financial statements. All of the Company’s revenue was in the United States for the three and nine months ended September 30, 2026 and 2025. Long-lived assets held outside of the United States were $0.9 million as of both September 30, 2026 and December 31, 2025.

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

During the three months ended June 30, 2026, the Company recognized refunds of $1.6 million under the requirements of ASC 450, Contingencies. Of this refund amount, $1.0 million was recognized as a reduction of cost of goods sold for product that had been sold and the remaining $0.6 million related to inventory on hand as of June 30, 2026.

Related Party Transactions

The Company paid Dr. Parvizi, a Director and Co-Founder of the Company, for consulting services and reimbursement of related expenses and recorded such amounts as general and administrative expenses within the statements of operations and comprehensive loss. Expenses related to Dr. Parvizi were $51,000 and $49,000 for the three months ended September 30, 2026 and 2025, respectively, and $148,000 and $146,000 for the nine months ended September 30, 2026 and 2025, respectively.

Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2024, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2024-03 Disaggregation of Income Statement Expenses. The amendment requires more detailed information about specified categories of expenses (purchases of inventory, employee compensation, depreciation, amortization, and depletion) included in certain expense captions presented on the face of the income statement. This ASU is effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The amendments may be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact this ASU will have on the Company’s disclosures.

3.
Revenue

Disaggregation of Revenue

The following table provides information about disaggregated revenue from contracts with customers by the nature of products and services provided (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
EEG recorders and Wearables sales, point in time	$22,235	$17,020	$63,667	$48,551
EEG portal and Clarity subscriptions and recorder loans, over time	7,106	5,569	20,266	15,728
Total Revenue	$29,341	$22,589	$83,933	$64,279

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

The following table provides the breakdown of capitalized contract costs (in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2026	2026
Contract cost balance beginning of the period	$3,736	$4,057
Contract costs capitalized during the period	665	1,675
Contract costs amortized during the period	(666)	(1,997)
Contract costs as of period end	$3,735	$3,735

Contract Liabilities and Performance Obligations

Contract liabilities consist of up-front payments received from customers primarily for the Clarity subscriptions.

The following table provides the breakdown of contract liabilities (in thousands):

	For the three months ended September 30,	For the nine months ended September 30,
	2026	2026
Contract liabilities and deferred revenue balance beginning of the period	$11	$101
Additional contract liabilities and deferred revenue during the period	426	481
Contract liabilities and deferred revenue recognized during the period	(207)	(352)
Contract liabilities and deferred revenue as of period end	$230	$230

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

Fair Value of Assets and Liabilities

The following tables represent the Company’s financial assets and liabilities according to the fair value hierarchy, measured at fair value (in thousands):

September 30, 2026	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$38,085	$—	$—	$38,085
Marketable securities
U.S. Treasury Bills	3,982	40,284	—	44,266
U.S. Notes and Bonds	—	31,212	—	31,212
Total assets, at fair value	$42,067	$71,496	$—	$113,563

December 31, 2025	Level 1	Level 2	Level 3	Total
Assets
Cash equivalents:
Money market funds	$34,918	$—	$—	$34,918
Marketable securities
U.S. Treasury Bills	7,900	53,329	—	61,229
U.S. Notes and Bonds	—	57,556	—	57,556
Total assets, at fair value	$42,818	$110,885	$—	$153,703

The carrying amount of the Company’s notes payable is carried at amortized cost and approximates its fair value.

The fair value and amortized cost of Level 1 and 2 available-for-sale marketable securities as of September 30, 2026 and December 31, 2025 are presented in the following table (in thousands):

September 30, 2026	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury Bills	$44,351	$—	$(85)	$44,266
U.S. Notes and Bonds	31,270	—	(58)	31,212
Total marketable securities	$75,621	$—	$(143)	$75,478

December 31, 2025	Amortized Cost Basis	Unrealized Gains	Unrealized Losses	Estimated Fair Value
U.S. Treasury Bills	$61,178	$51	$—	$61,229
U.S. Notes and Bonds	57,448	108	—	57,556
Total marketable securities	$118,626	$159	$—	$118,785

The fair value of available-for-sale marketable securities by contractual maturities as of September 30, 2026 are presented in the following table (in thousands):

September 30,
2026
Due in less than one year	$75,478
Due in one to two years	—
Total marketable securities	$75,478

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

5.
Balance Sheet Details

Inventory

Inventory consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Component materials	$5,021	$4,985
Finished goods	1,934	2,303
Total	$6,955	$7,288

Property and Equipment, net

Property and equipment are comprised of the following (in thousands):

	September 30,	December 31,
	2026	2025
Furniture and fixtures	$927	$857
Computer equipment and software	391	391
Laboratory and manufacturing equipment	2,758	2,418
Leasehold improvements	855	852
Construction in progress	80	218
Total Property and Equipment	5,011	4,736
Less: accumulated depreciation and amortization	3,237	2,706
Property and Equipment, Net	$1,774	$2,030

Depreciation and amortization expense was $0.2 million and $0.3 million for the three months ended September 30, 2026 and 2025, respectively, and $0.5 million and $0.8 million for the nine months ended September 30, 2026 and 2025, respectively.

Other Non-Current Assets

Other non-current assets are comprised of the following (in thousands):

	September 30,	December 31,
	2026	2025
Recorders at customer locations	$2,241	$1,838
Less: accumulated depreciation of recorders at customer locations	(1,098)	(1,033)
Recorders at customer locations, net	1,143	805
Recorders and related components	2,001	1,141
Deferred debt financing cost	381	335
Other non-current assets	615	631
Total other non-current assets	$4,140	$2,912

Recorder depreciation expense was $0.1 million for both the three months ended September 30, 2026 and 2025, and $0.2 million and $0.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Accrued Liabilities

Accrued liabilities are comprised of the following (in thousands):

	September 30,	December 31,
	2026	2025
Accrued bonuses and payroll	$5,756	$6,082
Accrued commissions	4,629	4,048
Professional fees and other costs	2,469	1,994
Employee stock purchase plan liability	609	1,004
Other	596	1,200
Total	$14,059	$14,328

6.
Employee Benefit Plan

The Company offers its employees a tax-deferred savings plan, commonly referred to as a 401(k) plan. Employee contributions are withheld from payroll checks and are automatically withdrawn from the Company’s checking account and deposited into participants’ retirement accounts a few days following each payroll period. Beginning March 1, 2025, the Company provides a 50% match for employee contributions up to a certain limit. The Company contributed $0.3 million for both the three months ended September 30, 2026 and 2025, and $1.2 million and $0.8 million during the nine months ended September 30, 2026 and 2025, respectively, to its 401(k) plan.

7.
Commitments and Contingencies

Litigation

On July 7, 2025, the Company filed patent infringement complaints against Natus Medical Incorporated and related subsidiaries (“Natus”) with the U.S. International Trade Commission (“USITC”) and the U.S. District Court for the District of Delaware (the “District Court”). On August 6, 2025, the USITC instituted an investigation of these claims pursuant to Section 337 of the Tariff Act of 1930 and on August 12, 2025, the District Court stayed the pending patent infringement action until the final determination of the USITC investigation.

Legal fees are expensed in the period in which they are incurred and are included in accrued liabilities. In addition to expenses incurred, as of September 30, 2026, the Company has a commitment to pay $2.9 million in deferred legal fees contingent upon the earlier of settlement or favorable Initial Determination by the Administrative Law Judge related to the Natus patent infringement complaints. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No provision or accrual has been recorded related to the deferred legal fees based on currently available information. As of September 30, 2026, and December 31, 2025, there were no litigation liabilities recorded for the contingent deferred legal fees described above.

IEEPA Tariff Refunds

The Company does not expect future IEEPA tariff refunds to be material, but will recognize the refunds when the requirements under ASC 450, Contingencies, have been met.

8.
Leases

The Company’s right-of-use (“ROU”) asset relates to its leased corporate offices and warehouse in Sunnyvale, CA. Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30,	December 31,
	2026	2025
Operating Lease
Operating lease right-of-use asset	$1,516	$2,296

Operating lease liability, current	1,218	1,105
Operating lease liability, long-term	432	1,360
Total operating lease liabilities	$1,650	$2,465
Weighted average remaining lease term (years)	1.3	2.1
Weighted average discount rate	8.00%	8.00%

A summary of total lease expense and other information for the periods relating to the Company’s operating leases was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Operating lease expense	$305	$282	$916	$844
Variable lease expense	103	73	303	242
Total lease expense	$408	$355	$1,219	$1,086

Total cash payments for amounts included in the measurement of lease liabilities	$313	$303	$936	$907

The Company leases office space and warehouse space under non-cancelable operating leases. As of September 30, 2026, the future minimum lease payments under the non-cancelable operating lease are as follows (in thousands):

September 30,
Operating Leases:	2026
Remainder of 2026	$319
2027	1,306
2028	109
Total undiscounted lease payments	1,734
Imputed interest	(84)
Net Lease Liabilities	$1,650

9.
Debt

2024 VLSA Term Loan

In consideration of the 2024 principal loan repayment schedule and future operating cash flow requirements, effective February 6, 2024, the Company executed a Venture Loan and Security Agreement (“VLSA”) with Horizon Technology Finance Corporation (“Horizon”) as a lender and the collateral agent and Silicon Valley Bank (“SVB”) as a lender (collectively, the “Lenders”).

Upon execution of the VLSA, the Company drew down the entire first tranche of $20.0 million in principal (“VLSA Term Loan”), including $6.0 million from SVB (“SVB Loan”) and $14.0 million from Horizon (“Horizon Loan”). Subject to the VLSA terms, the Company was entitled to receive up to $30.0 million (“Outstanding Commitment”) in three additional tranches of $10.0 million each. On June 30, 2026, the first $10.0 million tranche expired and the Company did not draw down on the first tranche. $20.0 million remained available as of June 30, 2026. Each lender’s obligation to lend its undisbursed portion of the Outstanding Commitment to the Company would have terminated if, in such Lender’s sole good faith discretion, there was a material adverse change in the results of operations or financial condition of the Company, whether or not arising from transactions in the ordinary course of business, or there had been any material adverse deviation by the Company from the business plan of the Company presented to any Lender. No material adverse changes were identified through the termination of the VLSA.

The VLSA Term Loan was payable to the Lenders in twelve equal monthly installments between April 1, 2028 (“Amortization Date”) and March 1, 2029 (“Maturity Date”) subject to certain prepayment fees in accordance with the VLSA. The SVB Loan carried a variable per annum interest rate at the Prime Rate (as published in the Wall Street Journal), subject to the floor of 6.00%. The Horizon Loan carried a variable per annum interest rate at the Prime Rate plus 2.75%, subject to the floor of 9.25%. Collateral for the VLSA consisted of a security interest in all assets of the Company, excluding intellectual property.

On August 5, 2026, the Company entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer, and the lenders party thereto (collectively, “MidCap”). Concurrently with entering into the Credit Agreement, the Company repaid in full and terminated its VLSA with the Lenders, under which $20.0 million of term loans were outstanding. The aggregate payoff of $21.4 million (excluding accrued interest) comprised of the $20.0 million principal balance, a $0.8 million end-of-term fee, and a $0.6 million prepayment fee. The Company recognized a loss on extinguishment of debt of $1.5 million in the three months ended September 30, 2026, consisting of the prepayment and end-of-term fees paid (net of amounts previously accreted) and the write-off of unamortized debt discounts and deferred financing costs associated with the VLSA. The loss is presented within Other income (expense), net, in the condensed statements of operations.

Senior Revolving Facility

In February 2024, the Company also executed a Loan and Security Agreement (“LSA”) with SVB to receive a senior revolving line of credit of up to $10.0 million (“Revolving Facility”). The Revolving Facility matured on February 6, 2026. No borrowings were made under the Revolving Facility, and the Revolving Facility is no longer available for borrowing.

MidCap Credit Facility

The Credit Agreement provides for (i) a term loan facility, consisting of a $30.0 million commitment available to draw at the Company’s request at any time before December 31, 2028 in minimum increments of $5.0 million (“Term Loan Tranche 1”) and an additional $25.0 million of uncommitted capital that may be available at MidCap's discretion, and (ii) a revolving loan facility in an aggregate principal amount of up to $20.0 million, which may be increased to up to $30.0 million at the Company’s discretion upon satisfaction of certain conditions set forth therein (the “MidCap Revolving Facility”). The $20.0 million revolving credit facility operates on a non-formula basis through December 31, 2027, (or earlier upon an event of default), after which time, availability under the facility will be subject to a borrowing base based on eligible accounts receivable and inventory. All loans under the Credit Agreement mature on August 5, 2031.

The MidCap Revolving Facility bears interest at Term SOFR (subject to a 1.00% floor) plus 3.75% per annum, and term loans bear interest at Term SOFR (subject to 1.00% floor) plus 5.00% per annum, in each case payable monthly in arrears. The Company also pays a facility fee of 0.50% per annum on the revolving loan commitment, payable monthly, and a quarterly minimum balance fee equal to the shortfall, if any, between interest actually earned by the lenders on revolving loans and interest computed on 25% of the revolving loan commitment. If the Company terminates or permanently reduces the revolving commitment, or prepays term loans, before the third anniversary of closing, exit fees of 3.0%, 2.0%, or 1.0% of the amount terminated, reduced, or prepaid apply in years one, two, and three, respectively; no such fees apply thereafter or upon repayment at maturity, and none have been accrued because early termination is not considered probable. The Company’s obligations under the Credit Agreement are secured by a security interest in substantially all of the Company’s assets, including its intellectual property.

The Credit Agreement contains affirmative, negative, and financial covenants. The financial covenants are tested only while outstanding term loans plus the revolving loan commitment exceed $35.0 million. Because no term loans were outstanding as of

September 30, 2026, the Company was not in a financial covenant testing period. The Company was in compliance with all covenants under the Credit Agreement as of September 30, 2026.

The Company incurred $0.5 million of costs in connection with the Credit Agreement, of which $0.2 million was allocated to the MidCap Revolving Facility to be recognized as interest expense through the maturity date, and $0.3 million was allocated to the Term Loan Tranche 1 commitment to be recognized as interest expense through the end of its availability period on December 31, 2028, subject to reclassification upon any draw. As of September 30, 2026, unamortized deferred financing costs were recorded as assets, of which $0.1 million was included in prepaid expenses and other current assets and $0.4 million in other non-current assets on the condensed balance sheets.

At closing, the Company borrowed $20.0 million under the MidCap Revolving Facility, the proceeds of which, together with cash on hand, were used to repay the VLSA. Future borrowings will be used for working capital and general corporate purposes. As of September 30, 2026, $20.0 million of revolving loans were outstanding, and no term loans had been drawn. The revolving loans are classified as long-term based on the August 2031 maturity.

On August 18, 2026, the Company repaid $20.0 million on the MidCap Revolving Facility. On September 21, 2026, $20.0 million was again drawn by the Company under the MidCap Revolving Facility. The $20.0 million was repaid on October 7, 2026.

Notes payable consists of the following (in thousands):

	September 30,	December 31,
	2026	2025
Principal of notes payable	$20,000	$20,000
End of term fee accretion	—	251
Unamortized debt issuance costs	—	(440)
Carrying value of Notes Payable	$20,000	$19,811

10.
Warrants

On February 6, 2024, the Company, Horizon, and SVB entered into a $60.0 million financing commitment as discussed in Note 9. Warrants representing the right to purchase 41,345 shares of Series C-1 redeemable convertible preferred stock at a price of $11.49 per share were issued upon closing. Immediately prior to the Company’s initial public offering (“IPO”) on October 15, 2024, all warrants exercisable for redeemable convertible preferred stock were converted into warrants exercisable for common stock and reclassified from liabilities to equity. All warrants are currently exercisable, in whole or in part, and expire in 2030, 2032, and 2034. To the extent the warrants are not previously exercised, and if the fair market value of one share is greater than the exercise price under the warrants then in effect, the warrants shall be deemed automatically exercised immediately before expiration. The warrants issued to the lenders in connection with the VLSA survive its termination and remain outstanding and remain classified within stockholders’ equity.

	Common Stock	Common Stock	Total warrants
Balance December 31, 2025	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

Warrants issued	—	—	—
Balance September 30, 2026	45,726	56,573	102,299
Exercise price per warrant	$7.6540	$11.49

The warrants are included in Additional paid-in capital as of September 30, 2026, and December 31, 2025.

11.
Stockholders’ Equity

Common Stock

The Company is authorized to issue 500,000,000 shares of $0.001 par value common stock as of both September 30, 2026, and December 31, 2025.

The holders of common stock are entitled to receive dividends whenever funds and assets are legally available and when declared by the Board of Directors. As of September 30, 2026, no dividends had been declared.

As of September 30, 2026, and December 31, 2025, the Company had reserved common stock for future issuance as follows:

	September 30,	December 31,
	2026	2025
Conversion of outstanding warrants	102,299	102,299
Outstanding options	4,003,933	4,135,501
Outstanding RSUs	2,523,076	1,561,534
Shares reserved for future issuance under the Company's equity plans	5,383,325	5,279,680
Total	12,012,633	11,079,014

Stock Incentive Plan

Activity under the 2014 Stock Incentive Plan (the “2014 Plan”), 2024 Equity Incentive Plan (the “2024 EIP”), and 2024 Incentive Award Plan (the “2024 Plan”) is as follows:

			Weighted average	Aggregate
	Number of	Weighted average	remaining contractual	intrinsic value
	options	exercise price	life (in years)	(in thousands)
Balance at December 31, 2025	4,135,501	$8.70	7.38	54,842
Options granted	768,254	19.03
Options exercised	(706,006)	5.77
Options forfeited	(193,816)	15.71
Balance at September 30, 2026	4,003,933	10.93	6.91	53,897
Options vested and expected to vest as of September 30, 2026	4,003,933	10.93	6.91	53,897
Options exercisable at September 30, 2026	2,410,370	$7.75	6.09	40,125

The weighted-average grant-date fair value of options granted during the nine months ended September 30, 2026 and 2025 was $11.58 and $10.47 per share, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2026 and 2025 was $10.8 million and $12.6 million, respectively.

Restricted Stock Unit activity under the plans is as follows:

	Number of	Weighted average
	shares	grant date fair value
Unvested at December 31, 2025	1,561,534	$17.94
Granted	1,769,197	19.37
Vested	(483,700)	18.56
Cancelled	(323,955)	18.66
Unvested at September 30, 2026	2,523,076	$18.74

The total fair value of shares vested during the nine months ended September 30, 2026 and 2025 was $9.0 million and $2.7 million, respectively.

Stock-Based Compensation

As of September 30, 2026, the aggregate unrecognized compensation costs related to outstanding unvested options and RSUs under the 2014 Plan, 2024 EIP, and 2024 Plan was $56.8 million. The Company expects to recognize those costs over a weighted average period of 3.0 years.

The fair value of RSUs is based on the Company’s closing stock price on the date of grant. The fair value of service-based stock options and RSUs are amortized on a straight-line basis over the requisite service period of the awards.

The fair value of employee stock options granted was estimated using the following weighted-average assumptions for the three and nine months ended September 30, 2026 and 2025:

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Expected term (in years)	4.8	*	4.7	5.0
Expected volatility	71.0%	*	71.0%	61.1%
Risk-free interest rate	4.4%	*	4.0%	3.9%
Dividend yield	—	*	—	—

*There were no options granted for the three months ended September 30, 2025

The expected term is based on an average of the midpoint of the requisite service period and the contractual term, and the historical exercise behavior. The expected stock price volatility assumption was determined by examining the historical volatilities for industry peers, as well as the Company’s historical volatility. The Company will continue to analyze the historical stock price volatility and expected term assumptions as more historical data for the Company’s common stock becomes available. The risk-free interest rate assumption is based on the U.S. Treasury instruments whose term was consistent with the expected term of the Company’s stock options. The expected dividend assumption is based on the Company’s history and expectation of no dividend payouts.

The Company’s total stock-based compensation expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Cost of revenue	$17	$95	$176	$222
Research and development	913	552	2,561	1,489
Sales and marketing	2,328	1,336	6,433	3,316
General and administrative	3,841	1,366	7,650	3,837
Total stock-based compensation expense	$7,099	$3,349	$16,820	$8,864

Stock-based compensation expense does not include the impact of estimated forfeitures. Forfeitures are taken as a reduction in expense in the period in which they occur. No compensation cost is recorded for awards that do not vest. Option awards included performance-based awards which are subject to the achievement of performance goals. For options subject to performance goals, the Company recognizes expense when it is probable that the performance condition will be achieved. These performance-based awards represent 27,236 and 40,854 of option awards outstanding as of September 30, 2026 and December 31, 2025, respectively and stock-based compensation related to performance-based awards was not material. Total stock-based compensation expense includes non-employee stock-based compensation of $0.3 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $0.8 million and $0.9 million for the nine months ended September 30, 2026 and 2025, respectively.

Employee Stock Purchase Plan

In February 2025, the Company adopted the Employee Stock Purchase Plan (the “ESPP”). The Company allows eligible employees to purchase shares of the Company’s common stock through payroll deductions at a price equal to 85% of the lesser of the fair market value of the stock as of the first date or the ending date of each offering period, which is typically six months. In January 2026, the number of shares of common stock available for issuance under the ESPP was increased by 374,848 shares as a result of the automatic increase provision in the ESPP.

As of September 30, 2026, 1,001,501 shares under the ESPP remain available for purchase. The offering period and purchase period is determined by the Board of Directors. Stock-based compensation related to the ESPP was not material and is included in the Company’s total stock-based compensation expense table above.

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

The following table presents the calculation of basic and diluted net loss per share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net loss attributable to common stockholders	$(21,351)	$(13,465)	$(60,357)	$(39,885)
Weighted-average shares outstanding, basic and diluted	38,500	36,807	38,068	36,327
Net loss per share, basic and diluted	$(0.55)	$(0.37)	$(1.59)	$(1.10)

The following potentially dilutive securities outstanding have been excluded from the computations of weighted-average shares outstanding because such securities have an antidilutive impact due to losses reported (in common stock equivalent shares, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Warrants	102	102	102	102
Equity plan stock options outstanding	4,004	4,495	4,004	4,495
Restricted stock units	2,523	1,451	2,523	1,451
Shares committed under ESPP	31	33	31	33
Total	6,660	6,081	6,660	6,081

13.
Income Taxes

The Company had an effective tax rate of 0.0% for both of the three and nine months ended September 30, 2026 and 2025. The Company continues to incur operating losses.

During the three and nine months ended September 30, 2026 and 2025, the Company evaluated all available evidence, both positive and negative, including historical levels of income, expectations and risks associated with estimates of future taxable income and determined that it is more likely than not that its net deferred tax assets will not be realized. Due to uncertainties surrounding the realization of the deferred tax assets, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited financial statements and related notes included elsewhere in this Quarterly Report and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the year ended December 31, 2025 included in our Annual Report on Form 10-K. In addition to historical financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs that involve significant risks and uncertainties. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to those differences include those discussed below and elsewhere in this Quarterly Report, particularly in “Risk Factors” and “Special Note Regarding Forward-Looking Statements.”

Overview

We are a medical technology company focused on transforming the diagnosis and management of patients with serious neurological conditions. We have developed the Ceribell System, a novel, point-of-care EEG platform specifically designed to address the unmet needs of patients in the acute care setting. By combining proprietary, highly portable, and rapidly deployable hardware with sophisticated artificial intelligence (“AI”)-powered algorithms, the Ceribell System enables rapid diagnosis and continuous monitoring of patients with neurological conditions. We initially focused on becoming the standard of care for the detection and management of seizures in the acute care setting, where the technological and operational limitations of conventional EEG systems have contributed to significant delays in seizure and delirium diagnosis and suboptimal patient care and clinical outcomes, as well as a high economic burden for hospitals and the healthcare system. By making EEG more accessible and enabling continuous monitoring through the power of AI, the Ceribell System enables clinicians to more rapidly and accurately diagnose and manage patients at risk of seizure and delirium in the acute care setting, resulting in improved patient outcomes and hospital and payer economics. As of September 30, 2026, the Ceribell System has been adopted by more than 700 hospitals, ranging from top academic centers to small community hospitals. For information regarding how patient care and clinical outcomes are measured, see “Business—Market Overview—Challenges of Managing Seizures in the Acute Care Setting” included in our Annual Report on Form 10-K filed with the SEC on February 24, 2026.

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

We are currently focused on becoming the standard of care for the detection and management of seizures in the acute care setting. In May 2023, Clarity® became the first device to receive 510(k) clearance from the U.S. Food and Drug Administration (“FDA”) for diagnosing electrographic status epilepticus. In December 2025, the FDA granted 510(k) clearance for Ceribell’s proprietary Delirium Monitor System, the first and only FDA-cleared delirium screening and monitoring device. In June 2026, we received FDA 510(k) clearance that encompasses two separate neurology focused algorithms, EEG Artifact Reduction and Epileptiform Abnormality Detection. We also received FDA clearance on the full next-generation hardware platform that we anticipate will support our expansion into new indications and new application areas. In September 2026, we received FDA 510(k) clearance for Quantitative EEG Trending and Amplitude-Integrated EEG Analysis software that is designed to make it easier and faster for clinicians to interpret longitudinal brain activity and make appropriate clinical decisions.

There are approximately 6,000 acute care facilities in the United States that we believe could benefit from the Ceribell System. We intend to expand the size of our direct sales organization in the United States to support our efforts to drive further adoption and utilization of the Ceribell System. While our current commercial focus is on the United States, we have received a CE Mark for the Ceribell System in Europe and we intend to pursue additional regulatory clearances in Europe and elsewhere outside of the United States in the future.

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

As of September 30, 2026, we had an accumulated deficit of $280.7 million. To date, we have funded our operations primarily through proceeds from the sale of shares of our stock, including common stock and redeemable convertible preferred stock, term loan and revolver proceeds, and cash generated from the sale of Wearables and subscriptions. As of September 30, 2026, we had $117.5 million in cash, cash equivalents, and marketable securities. Based on our current operating plan, we believe that our existing cash and cash equivalents and marketable securities, together with the expected cash generated from revenue transactions with customers, will be sufficient to fund our planned operating expenses and capital expenditure requirements for at least the next 12 months. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect. We may experience lower than expected cash generated from operating activities or greater than expected capital expenditures, cost of revenue, or operating expenses, and may need to raise additional capital to fund operations, further research and development activities, or acquire, invest in, or in-license other businesses, assets, or technologies.

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

Our Business Model

Key Factors Affecting Our Results of Operations and Performance

We believe there are several important factors that have impacted and that we expect will impact our operating performance and results of operations for the foreseeable future. These factors include:

•
Adoption of the Ceribell System by new accounts. There are approximately 6,000 acute care facilities with an Intensive Care Unit (“ICU”) or Emergency Department (“ED”) or both in the United States that we believe could benefit from the Ceribell System because the patients arriving at such facilities may experience seizures or delirium triggered by the conditions leading them to seek acute medical care. As of September 30, 2026, we have successfully deployed the Ceribell System to more than 700 hospitals, ranging from top academic centers to small community hospitals. We believe that all acute care facilities in the United States can benefit from the Ceribell System, and our goal is to establish the Ceribell System as the standard of care for the detection and management of seizures in critically ill patients. To drive further adoption of the Ceribell System, we leverage our commercial infrastructure including Territory Managers (“TMs”), who focus on new account acquisition and onboarding, and Clinical Account Managers (“CAMs”), who focus on ongoing account coverage to increase utilization and further support hospital onboarding. Our commercial team engages with customers to communicate the value proposition of the Ceribell System, leveraging our large base of clinical evidence.
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

Gross Profit and Gross Margin

Gross profit, or revenue less cost of revenue, and gross margin, or gross profit as a percentage of revenue, have been and will continue to be affected by various factors that may cause gross margins to fluctuate. These include the product mix between product and subscription revenues, potential changes to sales prices, the timing of our acquisition of new customers, renewals of and follow-on sales to existing customers, costs associated with third-party hosting fees, costs associated with third-party manufacturing and supply chain purchases of inventory, and other direct costs such as tariffs and shipping. Our gross margin may fluctuate from period to period, based upon the factors described above and in the section titled “Risk Factors” included elsewhere in this Quarterly Report.

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

Interest and Other Income (Expense), net

Interest and other income (expense), net is primarily interest income on our cash, cash equivalents, and marketable securities. Interest expense primarily consists of interest on our term loans and revolver and a non-cash interest charge related to amortization of debt issuance costs.

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

Results of Operations for the three and nine months ended September 30, 2026 and 2025

The following tables set forth our results of operations for the periods presented (in thousands). The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended September 30,
	2026	2025	$ Change	% Change
Revenue
Product revenue	$22,235	$17,020	$5,215	31%
Subscription revenue	7,106	5,569	1,537	28%
Total revenue	29,341	22,589	6,752	30%
Cost of revenue
Product cost of goods sold	2,658	2,461	197	8%
Subscription cost of revenue	343	186	157	84%
Total cost of revenue	3,001	2,647	354	13%
Gross profit	26,340	19,942	6,398	32%
Operating expenses:
Research and development	7,403	4,983	2,420	49%
Sales and marketing	25,032	18,569	6,463	35%
General and administrative	14,453	11,037	3,416	31%
Total operating expenses	46,888	34,589	12,299	36%
Loss from operations	(20,548)	(14,647)	(5,901)	40%
Interest and other income (expense), net	(803)	1,182	(1,985)	-168%

Loss before provision for income taxes	(21,351)	(13,465)	(7,886)	59%
Provision for income taxes	—	—	—	—

Net loss	$(21,351)	$(13,465)	$(7,886)	59%

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Revenue
Product revenue	$63,667	$48,551	$15,116	31%
Subscription revenue	20,266	15,728	4,538	29%
Total revenue	83,933	64,279	19,654	31%
Cost of revenue
Product cost of goods sold	7,557	7,172	385	5%
Subscription cost of revenue	976	476	500	105%
Total cost of revenue	8,533	7,648	885	12%
Gross profit	75,400	56,631	18,769	33%
Operating expenses:
Research and development	20,311	14,081	6,230	44%
Sales and marketing	71,837	54,024	17,813	33%
General and administrative	44,526	32,332	12,194	38%
Total operating expenses	136,674	100,437	36,237	36%
Loss from operations	(61,274)	(43,806)	(17,468)	40%
Interest and other income (expense), net	917	3,921	(3,004)	-77%

Loss before provision for income taxes	(60,357)	(39,885)	(20,472)	51%
Provision for income taxes	—	—	—	—

Net loss	$(60,357)	$(39,885)	$(20,472)	51%

Comparison of the three and nine months ended September 30, 2026 and 2025

Revenue

Product revenue for the three and nine months ended September 30, 2026, increased $5.2 million and $15.1 million, or 31% and 31%, respectively, compared to the same period of fiscal year 2025. Product revenue growth was primarily driven by the addition of new customers and an increase in utilization of Wearables and resulting sales of Wearables, driven by continued customer education that resulted in increased awareness and adoption of our products.

Subscription revenue for the three and nine months ended September 30, 2026, increased $1.5 million and $4.5 million, respectively, or 28% and 29%, respectively, compared to the same period of fiscal year 2025. Subscription revenue growth was primarily driven by the addition of new customers.

Cost of Revenue

Product cost of revenue for the three months ended September 30, 2026, increased $0.2 million, or 8% compared to the same period of fiscal year 2025. Product cost of revenue for the nine months ended September 30, 2026 increased $0.4 million, or 5%, compared to the same period of fiscal year 2025. The increase in cost of goods sold for products for the three and nine months ended September 30, 2026 was primarily due to an increase in Wearables sales to new and existing active accounts. The increase in cost of goods sold for products was partially offset by tariff refunds for the nine months ended September 30, 2026.

Subscription cost of revenue for three and nine months ended September 30, 2026, increased $0.2 million and $0.5 million, or 84% and 105%, respectively, compared to the same period of fiscal year 2025. The increase in subscription cost of revenue was primarily due to increased hosting costs for new and existing active accounts for subscriptions and incremental recorder depreciation associated with new subscriptions.

Gross Profit (in thousands) and Gross Margin

	Three months ended September 30,
	2026	2025	$ Change	% Change
Gross profit	$26,340	$19,942	$6,398	32%
Gross margin	90%	88%		2%
Product gross profit	19,577	14,559	5,018	34%
Product gross margin	88%	86%		2%
Subscription gross profit	6,763	5,383	1,380	26%
Subscription gross margin	95%	97%		-2%

	Nine months ended September 30,
	2026	2025	$ Change	% Change
Gross profit	$75,400	$56,631	$18,769	33%
Gross margin	90%	88%		2%
Product gross profit	56,110	41,379	14,731	36%
Product gross margin	88%	85%		3%
Subscription gross profit	19,290	15,252	4,038	26%
Subscription gross margin	95%	97%		-2%

Gross profit for the three and nine months ended September 30, 2026 increased $6.4 million and $18.8 million, or 32% and 33%, respectively, compared to the same period of fiscal year 2025. The increase is primarily due to increased revenue and decreased cost of sales per unit due to cost reduction strategies.

Operating Expenses

Research and Development Expenses

Research and development expenses increased $2.4 million, or 49%, for the three months ended September 30, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase of $1.4 million in personnel and related expenses directly associated with an increase in headcount as well as an increase of $0.7 million for consultants and materials driven by increased research activity.

Research and development expenses increased $6.2 million, or 44%, for the nine months ended September 30, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase of $4.6 million in personnel and related expenses directly associated with an increase in headcount as well as an increase of $1.3 million for consultants and materials driven by increased research activity.

Sales and Marketing Expenses

Sales and marketing expenses increased $6.5 million, or 35%, for the three months ended September 30, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase in personnel and related expenses directly associated with an increase in headcount.

Sales and marketing expenses increased $17.8 million, or 33%, for the nine months ended September 30, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase in personnel and related expenses directly associated with an increase in headcount.

General and Administrative Expenses

General and administrative expenses increased $3.4 million, or 31%, for the three months ended September 30, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase in personnel and related expenses directly associated with an increase in headcount and stock modification.

General and administrative expenses increased $12.2 million, or 38%, for the nine months ended September 30, 2026, compared to the same period of fiscal year 2025. The increase was primarily due to an increase of $5.6 million in personnel and related expenses directly associated with an increase in headcount and stock modification, as well as an increase in professional services of $6.7 million driven by legal costs associated with intellectual property enforcement activities, including a patent infringement suit initiated in July 2025.

Interest and Other Income (Expense), net

Interest and other income (expense), net decreased $2.0 million, or 168% for the three months ended September 30, 2026, compared to the same period for fiscal year 2025. The decrease in interest and other income, net was primarily due to a $1.5 million loss on debt extinguishment and lower balances of cash equivalents and marketable securities, compared to the same period of the prior year. This was partially offset by lower interest expense compared to the prior year, as interest on the MidCap Revolving Facility is less than that of the VLSA, which terminated on August 5, 2026.

Interest and other income, net decreased $3.0 million, or 77% for the nine months ended September 30, 2026, compared to the same period for fiscal year 2025. The decrease in interest and other income, net was primarily due to lower balances of cash equivalents and marketable securities, compared to the same period of the prior year, as well as a $1.5 million loss on debt extinguishment.

Cash Flows

The following table shows a summary of our cash flows for each of the periods presented (in thousands):

	Nine months ended September 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(45,238)	$(30,034)
Net cash provided by (used in) investing activities	$42,659	$(144,245)
Net cash provided by financing activities	$4,092	$3,648

Operating Activities

Net cash used in operating activities during the nine months ended September 30, 2026, consisted primarily of our net loss of $60.4 million and net amortization premiums on marketable securities of $1.7 million, offset by non-cash charges of stock-based compensation of $16.8 million and depreciation and amortization of $0.7 million. Additionally, we had a $1.5 million loss on debt extinguishment and a net increase in operating assets of $1.9 million and a net decrease in operating liabilities of $0.8 million. Net operating assets increased and net operating liabilities decreased primarily due to timing of payments.

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

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2026 was $42.7 million, and consisted of maturities and sales of marketable securities, offset by purchases of marketable securities, equipment, and recorders provided to customers.

Net cash used in investing activities during the nine months ended September 30, 2025 was $144.2 million, and consisted of purchases of marketable securities and equipment and recorders provided to customers.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2026, consisted of proceeds from the exercise of options and purchase of shares in accordance with our ESPP and proceeds from the MidCap Revolving Facility, offset by payments made for the debt extinguishment, payments made on the VLSA, and payments made on the MidCap Revolving Facility.

Net cash provided by financing activities during the nine months ended September 30, 2025, consisted of proceeds from the exercise of options, offset by debt issuance costs.

IEEPA Tariffs

In April 2025, the U.S. government announced new tariffs on goods imported into the U.S. from dozens of countries, including China and the European Union member states. In response, governments have threatened or imposed reciprocal tariffs or taken other measures, and the United States is in the process of negotiating trade agreements with certain governments. In February 2026, the U.S. Supreme Court ruled to invalidate the U.S. administration’s tariff program implemented under IEEPA. In the three months ended June 30, 2026, we recognized refunds of $1.6 million. Of this refund amount, $1.0 million was recognized as a reduction of cost of goods sold for product that had been sold and the remaining $0.6 million related to inventory on hand and remains capitalized in inventory as of June 30, 2026.

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

We calculate EBITDA as net loss adjusted to exclude (i) provision for income taxes (zero for each of the periods presented), (ii) depreciation and amortization expense, and (iii) interest income and interest expense, net (which consists primarily of interest income on our cash equivalents and marketable securities and interest expense on our term loans and revolver and non-cash interest charges related to amortization of debt issuance costs). We then adjust EBITDA to exclude (iv) stock-based compensation expense, (v) legal fees and related professional services costs incurred in connection with the patent infringement action we filed against Natus in July 2025, as further described in Part II, Item 1 — Legal Proceedings of this Quarterly Report (the “Natus IP Matter”), and (vi) the loss on debt extinguishment, to arrive at Adjusted EBITDA.

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
•
EBITDA and Adjusted EBITDA do not reflect any provision for, or cash requirements associated with, income taxes that we may be required to pay in future periods;
•
other companies, including companies in our industry, may calculate EBITDA and Adjusted EBITDA measures differently, which reduces their usefulness as a comparative measure.

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

The following table presents a reconciliation of EBITDA and Adjusted EBITDA to our net loss, the most directly comparable U.S. GAAP financial measure, for each of the periods indicated (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2026	2025	2026	2025
Net Loss (GAAP)	$(21,351)	$(13,465)	$(60,357)	$(39,885)
Non-GAAP Adjustments:
Interest (income) and expense, net	(759)	(1,208)	(2,460)	(3,948)
Depreciation and amortization	249	391	733	1,050
EBITDA (Non-GAAP)	(21,861)	(14,282)	(62,084)	(42,783)
Stock-based compensation	7,099	3,349	16,820	8,864
IP litigation matter	1,073	1,703	10,580	3,756
Loss on debt extinguishment	1,549	—	1,549	—
Adjusted EBITDA (Non-GAAP)	$(12,140)	$(9,230)	$(33,135)	$(30,163)

Liquidity and Capital Resources

Since inception, we have financed operations primarily through the net proceeds we have received from the sales of our preferred stock and common stock as well as net proceeds from our term loans and revolver and cash generated from the sale of Wearables and Clarity subscriptions. On October 15, 2024, we completed our IPO and received net proceeds of $187.8 million after deducting underwriting discounts, commissions and offering expenses.

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

Sources of Liquidity

As of September 30, 2026, our principal sources of liquidity consisted of $117.5 million of cash, cash equivalents, and marketable securities.

On August 5, 2026, we entered into a Credit, Security and Guaranty Agreement (the “Credit Agreement”) with MidCap Funding IV Trust, as agent, MidCap Financial Trust, as term loan servicer, and the lenders party thereto, providing for (i) a term loan facility, consisting of a $30.0 million commitment and an additional $25.0 million of uncommitted capital that may be available at the Lender’s discretion, and (ii) a revolving loan facility in an aggregate principal amount of up to $20.0 million, which may be increased to up to $30.0 million in up to two tranches of at least $5.0 million each at the Company’s discretion upon satisfaction of certain conditions set forth therein. This extended our debt maturity from March 2029 to August 2031.

The $20.0 million revolving credit facility operates on a non-formula basis through December 31, 2027, after which time, availability under the facility will be subject to a borrowing base based on eligible accounts receivable and inventory. After that date (or earlier upon an event of default), availability will be determined by the calculated borrowing base, 85% of eligible accounts receivable, plus 40% of eligible inventory (with availability capped at 25% of the revolving loan limit), less reserves the agent may establish, and could be less than the $20.0 million commitment depending on the level and aging of our receivables at the time.

The term loan may be drawn at the Company’s request at any time before December 31, 2028. Term Loan Tranche 1 may be drawn only in minimum increments of $5.0 million and only through December 31, 2028, after which any undrawn commitment expires; amounts repaid may not be reborrowed. In addition, because our financial covenants are tested only while outstanding term loans plus the revolving commitment exceed $35.0 million, any term loan draw that takes us above that threshold would require us to first demonstrate either pro forma compliance with the $70.0 million minimum trailing net revenue covenant or unrestricted cash at least $65.0 million before the draw is funded, and commences quarterly covenant testing thereafter. At closing, the Company borrowed $20.0 million under the revolving facility and has no balance drawn under the term loan. The proceeds of borrowings under the Credit Agreement were used to repay in full the Company’s outstanding obligations under the VLSA described in Note 9. The VLSA was terminated on August 5, 2026. Future borrowings will be used for working capital and general corporate purposes.

We believe the refinancing meaningfully increases our committed access to capital while deferring any contractual principal repayment until 2031. The refinancing resulted in a one-time loss on extinguishment of debt of $1.5 million in the three months ended September 30, 2026, of which $1.4 million was paid in cash. The terms of the Credit Agreement, our covenant compliance, and the components of the extinguishment loss are described in Note 9 to our condensed financial statements. We manage borrowings under the MidCap Revolving Facility to minimize interest expense while maintaining continuous access to committed capital. Because the MidCap Revolving Facility permits repayment and reborrowing of revolving loans at any time without a prepayment fee (with two business days’ notice for each draw), our practice is to draw on the facility shortly before the end of each fiscal quarter, hold the borrowings through the beginning of the following quarter, and repay them early in that quarter from cash on hand. Exit fees apply only if we terminate or permanently reduce the revolving commitment, as described in Note 9. Interest accrues only while borrowings are outstanding, so this practice limits contractual interest largely to the days surrounding each quarter end; during the remainder of the quarter, our recurring costs of the facility are limited to the 0.50% per annum facility fee on the committed amount and any quarterly minimum balance fee, which together are substantially less than the cost of keeping the facility fully drawn.

As a result of this practice, our balance sheet at each quarter end reflects both the $20.0 million of revolving borrowings and a corresponding amount of cash. During the three months ended September 30, 2026, the maximum amount outstanding at any time was $20.0 million. On October 7, 2026, we repaid the $20.0 million outstanding at September 30, 2026 from cash on hand.

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

Contractual Obligations and Commitments

Our contractual obligations at September 30, 2026 include:

Debt — Principal payments required on long-term debt outstanding at September 30, 2026, was $20.0 million. On August 5, 2026, we entered into the Credit Agreement, which provides for (i) a term loan facility, consisting of a $30.0 million commitment and an additional $25.0 million of uncommitted capital that may be available at the Lender’s discretion, and (ii) a revolving loan facility in an aggregate principal amount of up to $20.0 million, which may be increased to up to $30.0 million at the Company's discretion upon satisfaction of certain conditions set forth therein, and materially increased our borrowing capacity and secured indebtedness; see Note 9.

Operating leases — As of September 30, 2026, estimated contractual obligations for operating lease payments were $1.7 million due within 16 months.

Litigation — As of September 30, 2026, we have a commitment to pay $2.9 million in deferred legal fees contingent upon the earlier of settlement or favorable Initial Determination by the Administrative Law Judge related to the Natus patent infringement complaints. The Company records a provision for a liability when management believes that it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. No provision or accrual has been recorded related to the deferred legal fees based on currently available information; see Note 7, “Commitments and Contingencies.”

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

Information about our significant accounting policies and how estimates are involved in the preparation of our financial statements are described in our Annual Report on Form 10-K filed with the SEC on February 24, 2026. There have been no material changes to our significant accounting policies and estimates during the nine months ended September 30, 2026.

Recently Issued Accounting Pronouncements

See Note 2 to our financial statements included elsewhere in this Quarterly Report for a description of recent accounting pronouncements applicable to our financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act during the quarter ended September 30, 2026 covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We were founded in 2014 and began selling Ceribell headbands, recorder, and portal in 2018. Since our formation in 2014, we have achieved several key operational milestones that we believe position us for continued growth and success, including our receipt of 510(k) clearance from the FDA for our recorder and headband in 2017, our first commercial sales in 2018, our receipt of 510(k) clearance from the FDA for an early version of Clarity in 2019, and our growth to over 380 employees as of September 30, 2026. Accordingly, we have a limited operating history, which makes evaluation of our future prospects difficult. In that time, we have experienced periods of significant growth in revenue and employees and rapid changes in our business, which have required us to scale the size of our organization and infrastructure.

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

We have incurred net losses since inception, and we expect to incur additional substantial losses in the foreseeable future. For the nine months ended September 30, 2026, we incurred a net loss of $60.4 million. As of September 30, 2026, we had an accumulated deficit of $280.7 million. We also expect our operating expenses to increase in future periods, and if our revenue growth does not increase to more than offset these anticipated increases in our operating expenses, we may not be able to achieve or maintain profitability, and our business, financial condition, results of operations, and prospects will be harmed. Since inception, we have spent significant amounts to develop the Ceribell System and related algorithms, to fund clinical studies, to develop and build our manufacturing capacities, to scale our commercial operations, and to recruit and retain key talent.

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

If healthcare professionals do not perceive our products to be useful, effective, reliable, and trustworthy, or if we are unable to provide sufficient training to healthcare professionals or harmonize our products with hospital information technology systems, we may not be able to attract or retain customers. Healthcare professionals may perceive the Ceribell System to be less useful if they do not subscribe for access to the Clarity algorithm as part of their use of the Ceribell System, whether because of incremental cost, lack of familiarity or trust in the algorithm’s diagnostic accuracy, or if, for similar reasons, they do not rely on the Clarity algorithm (including automated alerts) to interpret the EEG results produced by the Ceribell System. In addition, building a strong brand is critical to our success, but negative clinical research results or publicity or an adverse change to published or unpublished guidelines or recommendations from third parties (including, without limitation, medical societies) relating to the use, clinical benefit, or risk profile of the Ceribell System or AI-enabled devices, or reduced montage EEGs or rapid EEGs in general could result in negative perception by healthcare professionals and affect our brand and reputation. For example, Villamar et al. (2023), a study that retrospectively reviewed EEG recordings for 21 patients who were admitted to a medical intensive care unit after cardiac arrest, found that the Clarity algorithm that was in use at the time of the study did not detect seizures in the four patients who were experiencing them. While we constantly work to improve the Ceribell algorithm and overall Ceribell System, the technologies we work with are novel and complex, and we cannot assure you that there will not be additional negative reports on the Ceribell System in the future. Further, customers who are dissatisfied with their experiences with the Ceribell System may post negative reviews, and we have been, and may in the future become, the subject of blog, forum, or other social media postings that contain negative statements about us, which are outside of our control and may be inaccurate. Any negative publicity, whether real or perceived, disseminated by word-of-mouth, the general media, electronic or social networking platforms, competitor materials, or other methods, could harm our reputation and brand and could severely diminish consumer confidence in our products. Further, a shortage of neurologists or other clinicians available to read the results of the Ceribell System could negatively affect the timely assessment of data from the Ceribell System. Lack of support for our products from healthcare professionals can affect how receptive physicians will be to use our products for their patients and could result in decreased demand for our products. Negative healthcare professional perception could also render us less attractive to future hospital customers, which could result in decreased sales of our products. A number of other factors, including the impacts of economic conditions and regulatory changes on hospital budgets and spending patterns, could potentially negatively affect new customer acquisitions and demand for our products.

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

The U.S. government has implemented or proposed changes to international trade policy through the renegotiation or potential termination of existing trade agreements and the imposition of tariffs on a wide range of products from China, Vietnam, countries in Europe, the Middle East, and Africa, and other regions. In response, China and other countries have imposed or proposed additional tariffs and trade restrictions on imports from the United States. Trade relations between the United States and China remain volatile and uncertain. In 2025, the U.S. imposed additional tariffs on imports from China, Vietnam, and other regions and announced and subsequently paused implementation of certain tariffs. In February 2026, the U.S. Supreme Court invalidated the tariff program implemented under IEEPA, and in the three months ended June 30, 2026, we recognized refunds of $1.6 million for previously paid IEEPA tariffs. We do not expect future IEEPA tariff refunds to be material. The U.S. government may impose tariffs or other trade restrictions under other legal authorities, and the scope, timing, and duration of any such measures remain uncertain. These actions and related retaliation have created significant market uncertainty and may affect the prices of and demand for our products, negatively impacting our results of operations.

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

To date, all of our sales have been to customers in the United States. We have received a CE Mark for the Ceribell System in Europe and intend to enter into international markets in the future, and there are significant costs and risks inherent in conducting business in international markets. Upon our expansion into foreign markets, we will be subject to new business risks, in addition to regulatory risks. See the risk factor titled, “We face risks related to obtaining necessary foreign regulatory clearance or approvals.” In addition, expansion into foreign markets will impose additional burdens on our executive and administrative personnel, finance and legal teams, sales and marketing teams, and general managerial resources.

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

Our expansion into new indications and application areas subjects us to additional clinical, regulatory, commercial, and reimbursement risks, and we may not realize the anticipated benefits of these efforts.

We are expanding our product portfolio beyond seizure detection. In December 2025, the FDA granted 510(k) clearance for our Delirium Monitor System, and in 2026 we received additional 510(k) clearances for neurology-focused algorithms, EEG analysis tools, and a next-generation hardware platform. In January 2026, we received Breakthrough Device Designation for the Ceribell large vessel occlusion (“LVO”) System, which remains in development. Our ability to generate revenue from these products and any future indications will depend on, among other things, adoption by hospitals and clinicians of applications that are new to the acute care setting, our ability to generate supporting clinical evidence, our ability to obtain and maintain required marketing authorizations, and the availability of adequate coverage and reimbursement.

Delirium screening and monitoring with EEG is a new application for many hospitals, and hospitals and clinicians may not adopt or continue to use the Delirium Monitor System or our other new offerings at the levels we expect. These offerings may require additional training, workflow changes, or integration with hospital information technology systems, and clinicians may not perceive sufficient clinical or economic benefit. Although the Centers for Medicare & Medicaid Services (“CMS”) granted a new technology add-on payment (“NTAP”) for eligible Medicare inpatient cases using the Delirium Monitor System, effective October 1, 2026, the NTAP is temporary, does not assure adoption, and may not offset hospitals’ costs, and other payers may not provide coverage or reimbursement. See the risk factor titled, “If adequate reimbursement becomes unavailable for the diagnostic tests using our products, it could diminish our sales or affect our ability to sell the Ceribell System profitably.”

Our new products and any future indications may require significant additional investment in research and development, clinical studies, manufacturing, and sales and marketing before generating meaningful revenue, if at all. The Ceribell LVO System is in development and is intended to notify clinicians of suspected stroke events that must be confirmed by other imaging; we may be unable to demonstrate the clinical performance needed to obtain marketing authorization, and the potential benefits of Breakthrough Device Designation may not materialize. In addition, transitioning customers and our supply chain to our next-generation hardware platform may result in higher costs, supply disruptions, excess or obsolete inventory of existing products, or customer dissatisfaction. Any failure to successfully develop, obtain authorization for, and commercialize these products could materially adversely affect our business, financial condition, results of operations, and prospects.

Our products are complex to design and manufacture and can contain defects. The production and sale of defective products could adversely affect our business, financial condition, results of operations, and prospects. If product liability lawsuits are brought against us, we may incur substantial liabilities and may be required to limit sales of our products.

The Ceribell System contains highly complex electronic components, which are sourced from external third parties, and there is an inherent risk that defects may occur in the production of any of our products. Although we rely on the suppliers’ internal procedures designed to minimize risks that may arise from quality issues, there can be no assurance that we or our suppliers will be able to eliminate or mitigate occurrences of these issues and associated liabilities. In addition to the risk of product returns by our customers due to product defects, we face exposure to product liability claims in the event that any of our devices are alleged to have resulted in personal injury, over- or under-reporting of seizures resulting in inappropriate diagnosis or treatment, damage to property, or otherwise to have caused harm. We may be sued if any of our devices allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing, sale, or use. For example, Clarity is not designed to detect all short seizures, and users of the Ceribell System may allege the failure to detect all short seizures is a defect. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers or limitations inherent in the product, negligence, strict liability, and a breach of warranty. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit sales of our products. Even successful defense would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in decreased demand for our current or future products, injury to our reputation, loss of revenue, and the inability to sell our current or any future products. They may also result in litigation costs, a diversion of management’s time and our resources, substantial monetary awards to customers and patients, and regulatory investigations, product recalls, withdrawals, or labeling, marketing, or promotional restrictions.

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

The U.S. federal government has shut down multiple times in the past, including during 2025 and 2026, and certain regulatory agencies, including the FDA, CMS, the USITC, the U.S. Patent and Trademark Office (“USPTO”), the U.S. Department of Defense, and the U.S. Department of Veterans Affairs, have had to furlough employees and suspend some of their activities. Future government shutdowns, including following the expiration of temporary government funding measures, could similarly disrupt the operations of these and other federal agencies. A prolonged shutdown, in addition to any reductions in FDA program funding or changes in personnel, could delay regulatory reviews and approvals, reimbursement-related activities, litigation proceedings, or government program implementations and could ultimately disrupt or delay our research and development, manufacturing, commercialization, or intellectual property enforcement activities. Any such delays or disruptions could have a material adverse effect on our business, financial condition, results of operations, and prospects.

Risks Related to Regulatory Matters

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

We expect the Ceribell System will continue to be purchased by hospitals who will then seek reimbursement from third-party payers. Reimbursement for the hospital services during an inpatient stay generally is made under a prospective payment system that is determined by a classification system known as diagnosis-related groups, which are assigned using a number of factors including the principal diagnosis, major procedures, discharge status, patient age, and complicating secondary diagnoses, among other things. In August 2023, CMS approved an NTAP under the Medicare inpatient prospective payment system for our electrographic status epilepticus Clarity algorithm, effective October 1, 2023. The Clarity electrographic status epilepticus NTAP expired on September 30, 2026, and, as a result, hospitals no longer receive additional Medicare payment for eligible inpatient cases utilizing the electrographic status epilepticus Clarity algorithm, which could have an adverse effect on hospitals’ economics and, in turn, on the adoption and use of Clarity and on our pricing. In August 2026, CMS granted an NTAP under the Medicare inpatient prospective payment system for eligible Medicare patient cases utilizing our Delirium Monitor System, effective October 1, 2026. The NTAP designation for a product lasts for no more than three years for a specific indication. Once an applicable NTAP expires or our products are otherwise no longer eligible for such NTAP, our customers may no longer receive additional reimbursement to offset the costs associated with the use of our products, which could adversely affect their profit margins. In light of the potential unreimbursed costs, some of our target customers may be unwilling to adopt our products and some of our existing customers may terminate their contracts with us.

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

Further, we believe that future coverage and reimbursement may be subject to increased restrictions, such as additional prior authorization requirements, both in the United States and in international markets, which may impact utilization of our products. Third-party coverage and reimbursement for our products or any of our products in development for which we may receive regulatory clearance, certification, or approval may not be available or adequate in either the United States or international markets. If demand for our products is adversely affected by third-party reimbursement policies and decisions, it could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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
•
The federal Physician Payments Sunshine Act, which requires certain applicable manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under certain federal healthcare programs, to monitor and report to CMS, certain payments and other transfers of value to physicians (defined to include doctors, dentists, optometrists, podiatrists, and chiropractors), certain other non-physician practitioners (physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists, anesthesiology assistants, and certified nurse midwives), and teaching hospitals, and to report annually ownership and investment interests held by physicians and their immediate family members;
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

We cannot always identify and deter misconduct by our employees, consultants, and commercial partners, and the precautions we take may not protect us from governmental investigations or actions arising from a failure to comply with these laws. If any such actions are instituted against us or our operations are otherwise found to be in violation of any of the federal and state laws described above or any other current or future fraud and abuse or other healthcare laws and regulations that apply to us, we may be subject to significant penalties, including significant criminal, civil, and administrative penalties, damages, fines, exclusion from participation in government programs, such as Medicare and Medicaid, imprisonment, contractual damages, reputation harm, oversight if we become subject to a consent decree or corporate integrity agreement, or disgorgement, and we could be required to curtail, restructure or cease our operations. Any of the foregoing consequences will have an adverse effect on our business, financial condition, results of operations, and prospects.

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

More recently, the One Big Beautiful Bill Act (the “OBBB Act”) was signed into law on July 4, 2025, which included significant reforms to Medicaid, including an estimated $1 trillion in reduced federal Medicaid spending from 2025 through 2034, the imposition of work requirements for certain adult enrollees, more frequent eligibility redeterminations and increased cost-sharing for beneficiaries. These changes are expected to reduce overall Medicaid enrollment and access to care. Although the effect on our business is currently unknown, any decrease in the number of insured patients or reimbursement levels for our products could adversely affect our revenue and commercial prospects.

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

In the United States, before we can market a new medical device, or a new use of, or other significant modification to an existing, marketed medical device, we must first receive either clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (the “FDCA”), approval of a premarket approval application (“PMA”), or grant of a de novo classification request from the FDA, unless an exemption applies. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting, or implantable devices. In the de novo classification process, a manufacturer whose novel device under the FDCA would otherwise be automatically classified as Class III and require the submission and approval of a PMA prior to marketing is able to request down-classification of the device to Class I or Class II on the basis that the device presents a low or moderate risk. If the FDA grants the de novo classification request, the applicant will receive authorization to market the device. This device type may be used subsequently as a predicate device for future 510(k) submissions.

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

The FDA can delay, limit, or deny marketing authorization of a device for many reasons, including our inability to demonstrate substantial equivalence to a predicate device, or that our products are safe and effective and that their benefits outweigh their risks, for their intended uses. The FDA may also disagree with the design or implementation of our clinical trials or our interpretation of the data, find our preclinical or clinical data insufficient to support clearance, de novo classification, or approval, or identify deficiencies in our manufacturing processes or facilities. Serious and unexpected adverse device effects in our clinical trials, or significant changes to FDA regulations or policies that render our clinical data or regulatory filings insufficient, could also delay or prevent authorization.

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

We conduct our own clinical studies and provide support for trials initiated by third parties that evaluate different aspects of the Ceribell System. Clinical testing is difficult to design and implement, can take many years, can be expensive, and carries uncertain outcomes. The results of preclinical studies and clinical trials of our products conducted to date and ongoing or future studies and trials of our current, planned, or future products may not be predictive of the results of later clinical trials or real-world performance, and interim results of a clinical trial do not necessarily predict final results. The data and results from our clinical studies do not ensure that we will achieve similar results in future clinical trials, are not head to head studies and not directly comparable with each other, as they have different sample sizes, designs, limitations, assumptions, and objectives, and are conducted on different patient populations at different sites by different researchers. In addition, as some of these studies are prospective studies, they may not reflect real-world performance. Some of our studies have not been peer reviewed or published, and peer reviewers may disagree with the methodologies or conclusions of such studies and may not deem them worthy of publication. In addition, preclinical and clinical data are often susceptible to various interpretations and analyses, and many companies that have believed their products performed satisfactorily in preclinical studies and earlier clinical trials have nonetheless failed to replicate results in later clinical trials, or have viewed such data in different ways than regulators.

The risk that future trials and studies of the Ceribell System fail to replicate positive results observed to date is increased because most of our studies and trials are conducted on small samples, not powered for statistical significance, controlled for other clinical variables, or have other design limitations and almost all such studies were conducted or sponsored by us. Independent studies with larger samples or different designs may not replicate results observed to date. In addition, the performance of the Clarity algorithm is typically evaluated by comparing the algorithm results to a retrospective review of the EEG by a panel of neurologists. There is a high degree of inter-rater variability in the interpretation of EEGs by clinicians, such that Ceribell System study results may vary from study to study depending on the size and composition of the neurologist panel. Clinical studies or investigations on the Ceribell System have produced, and may in the future produce, negative or inconclusive results. Furthermore, others, including healthcare professionals and regulators, may perceive a conflict of interest with studies supported, sponsored, or funded by us or conducted by our employees or consultants, and may not find results of such studies to be compelling or credible. As a result of the foregoing, we may decide, or regulators may require us, to conduct additional clinical and nonclinical testing in addition to those we have planned. The initiation and completion of clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in our clinical trials for a number of reasons, including disagreements with regulators or institutional review boards (“IRBs”) regarding trial design, insufficient or slower than anticipated patient enrollment, failures by clinical sites or third-party contractors to meet their obligations, changes in regulatory requirements, and higher than anticipated costs, any of which could adversely affect the costs, timing, or successful completion of our clinical trials.

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

Clinical trials must be conducted in accordance with the laws and regulations of the FDA and other applicable regulatory authorities’ legal requirements, regulations, or guidelines, and are subject to oversight by these governmental agencies and IRBs, or other bodies at the medical institutions where the clinical trials are conducted. In addition, clinical trials must be conducted with supplies of our devices produced under current good manufacturing practice (“cGMP”) or similar foreign requirements, and other regulations applicable to the location where the clinical trial is conducted. We rely on third-party researchers and clinical trial sites, and may in the future rely on CROs, to ensure the proper and timely conduct of our clinical trials, and while we have agreements governing their committed activities, we have limited influence over their actual performance. We depend on these third parties to conduct our clinical trials in compliance with good clinical practice (“GCP”) requirements. To the extent they fail to enroll participants for our clinical trials, fail to conduct the study to GCP standards or are delayed for a significant time in the execution of trials, including achieving full enrollment, we may be affected by increased costs, trial delays or both. In addition, if we conduct clinical trials in other countries in the future, we may be subject to further delays and expenses as a result of increased shipment costs and additional regulatory requirements, and the engagement of non-U.S. third-party contractors may expose us to risks associated with clinical investigators who are unknown to the FDA, and different standards of diagnosis, screening, and medical care. See the risk factor titled, “We rely on third parties to conduct and support our preclinical studies and clinical trials. These third parties may not properly and successfully carry out their contractual duties or meet expected deadlines, which could harm our ability to obtain marketing authorization of or commercialize future products we develop.”

Interim, “top-line,” and preliminary data that we announce or publish may change as more patient data become available and are subject to audit and verification procedures.

From time to time, we may publicly announce interim or preliminary data from our clinical studies, including studies supporting our new indications. These data are based on a preliminary analysis, remain subject to audit and verification, and may change materially as additional patient data become available. Regulators, clinicians, and others may also interpret the data differently than we do. Adverse differences between interim and final results could harm our reputation, our ability to obtain marketing authorization or drive adoption, and the price of our common stock.

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

We have ongoing responsibilities under FDA regulations, and the FDA and state regulatory authorities have broad enforcement powers. Our failure to comply with applicable regulatory requirements could result in enforcement action by the FDA or state regulatory authorities, which may include the sanctions described above under the risk factor titled “Our products and operations are subject to extensive government regulation and oversight in the United States, and our failure to comply with applicable requirements could harm our business,” as well as customer notifications or repair, replacement, or refunds, and the FDA’s refusal to issue certificates to foreign governments needed to export our products.

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

In the United States, the methods used in, and the facilities used for, the manufacture of medical devices must comply with the FDA’s cGMPs for medical devices, known as the Quality Management System Regulation (“QMSR”), which is a complex regulatory scheme that covers the procedures and documentation of the design, testing, production, process controls, quality assurance, labeling, packaging, handling, storage, distribution, installation, servicing, and shipping of medical devices. Furthermore, we are required to verify that our suppliers maintain facilities, procedures, and operations that comply with our quality standards and applicable regulatory requirements. The FDA enforces the QMSR through periodic announced or unannounced inspections of medical device manufacturing facilities, which may include the facilities of subcontractors. Our products are also subject to similar state regulations governing manufacturing.

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

It is possible that there may be side effects and adverse events associated with the use of our medical devices or any future devices we develop. For example, the Ceribell System has in certain instances issued false alarms, i.e., reported seizure activity when there is no seizure, and in other instances has failed to report or under-reported seizure activity when there is seizure, and may continue to do so, all of which may lead to patients being misdiagnosed, receiving unnecessary medical procedures or treatments, or experiencing delays in receiving necessary medical procedures or treatments. Additionally, the Wearables used as part of the Ceribell System may cause skin irritation to patients or break down sooner than expected. Use of the Ceribell System, including both the Wearables and EEG recorder, may present infection control hazards to both patients and healthcare staff. The EEG recorder may also present additional hazards to patients and healthcare staff, including mechanical hazards, electrical hazards, and thermal hazards relating to the device’s integrated lithium-ion battery. Failure of the EEG recorder to transmit data to our portal due to software or hardware problems, incorrect setup or configuration, network incompatibility, or user error may lead to patients experiencing delays in receiving necessary medical procedures or treatments. The FDA’s medical device reporting regulations require us to assess reportability of adverse events that come to our attention and report to the FDA when we receive or become aware of information that reasonably suggests that one or more of our products may have caused or contributed to a death or serious injury or malfunctioned in a way that, if the malfunction were to recur, it could cause or contribute to a death or serious injury. The timing of our obligation to report is triggered by the date we become aware of the event as well as the nature of the event. We may fail to report events of which we become aware within the prescribed timeframe. We may also fail to recognize that we have become aware of a reportable event, especially if it is not reported to us as an adverse event or if it is an adverse event that is unexpected or removed in time from the use of the product. The FDA may also disagree with our determinations that an event was not reportable. To date, we have not filed any adverse event-related medical device reports with the FDA. If we fail to comply with our reporting obligations, the FDA could take action, including warning letters, untitled letters, administrative actions, criminal prosecution, imposition of civil monetary penalties, revocation of our marketing authorizations, seizure of our products, or delay in obtaining marketing authorizations for our future products.

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

In addition, healthcare professionals may misuse our products or use improper techniques if they are not adequately trained, potentially leading to injury and an increased risk of product liability. For example, healthcare professionals may misuse our single use, disposable Wearables by using them on more than one patient. If our devices are misused or used with improper technique, we may become subject to costly litigation by our customers or their patients. As described above, product liability claims could divert management’s attention from our core business, be expensive to defend, and result in sizable damage awards against us that may not be covered by insurance, all of which would have a material adverse effect on our business, financial condition, results of operations, and prospects.

Legislative or regulatory reforms in the United States may make it more difficult and costly for us to manufacture, market, or distribute our products, or to obtain marketing authorizations for any future products.

From time to time, legislation is drafted and introduced in Congress that could significantly change the statutory provisions governing the regulation of medical devices. In addition, the FDA may change its policies, adopt additional regulations, or revise existing regulations, or take other actions, which may prevent or delay marketing authorization of any future products under development or impact our ability to modify any products for which we have already obtained marketing authorizations on a timely basis. For example, on February 2, 2026, the FDA’s final rule implementing the FDA’s QMSR became effective. The QMSR, which replaced the FDA’s former Quality System Regulation (“QSR”), sets forth the FDA’s cGMP requirements for medical devices, and among other things, incorporates by reference certain elements of the quality management system requirements of ISO 13485:2016. Although the FDA has stated that the standards contained in ISO 13485:2016 are substantially similar to those set forth in the QSR, and although our quality management system is designed to comply with ISO 13485, the FDA has indicated that ISO 13485 certification alone will not ensure compliance under the QMSR, nor will ISO certification exempt manufacturers from FDA inspection. The QMSR also includes certain compliance obligations, such as those relating to unique device identification, product traceability, and maintenance of complaint and service records, that align more closely with the FDA’s existing medical device requirements than with ISO standards. Accordingly, it remains unclear the extent to which the QMSR may impose additional or different regulatory requirements on us that could increase the costs of compliance or otherwise negatively affect our business.

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

The FDA has also established requirements and issued guidance applicable to connected and AI-enabled medical devices, including our products. For example, Section 524B of the FDCA imposes cybersecurity requirements on certain medical devices, including requirements relating to premarket submissions and post-market cybersecurity monitoring and vulnerability management. The FDA has also issued guidance regarding AI-enabled device software functions, including the use of predetermined change control plans for certain software modifications. Compliance with these cybersecurity requirements, changes in FDA policies or guidance, or limitations on our ability to implement modifications to our AI-enabled software without additional regulatory submissions could increase our compliance costs, delay product enhancements or adversely affect our ability to develop and commercialize our products.

We face risks related to obtaining necessary foreign regulatory clearance or approvals.

We intend to pursue additional regulatory clearances in Europe and elsewhere outside the United States. Upon our expansion into foreign markets, we will be subject to foreign regulatory requirements that we have limited experience with and vary widely from country to country and from the United States. The time required to obtain clearances or approvals required by other countries may be longer than that required for FDA clearance or approval, and requirements for such approvals may differ from FDA requirements. We may be unable to obtain regulatory approvals and may also incur significant costs in attempting to obtain foreign regulatory approvals. If we experience delays in receipt of approvals to market our products in new jurisdictions, or if we fail to receive these approvals, we may be unable to market our products in international markets in a timely manner, if at all, which could materially impact our international expansion and adversely affect our business as a whole. If any of these risks were to materialize, they could limit our expected international growth and profitability, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We manufacture the Ceribell System at our manufacturing facilities in Sunnyvale, California, using Wearables supplied by third-party manufacturers located in China and Vietnam and components for our recorder procured from various suppliers and shipped to our facility for final assembly. While we believe that we currently have adequate manufacturing capacity and supplies to meet our demand forecasts, increases in demand, disruptions involving our third-party manufacturers or suppliers, including as a result of trade restrictions related to China, or expansion into additional geographies or indications may require us to expand our manufacturing capabilities, qualify new suppliers or engage additional manufacturers. Any inability to do so in a timely or cost-effective manner could adversely affect our ability to meet customer demand.

Our manufacturing operations and those of our third-party manufacturers and suppliers are subject to various risks, including production delays, equipment malfunctions, quality control issues, component shortages, personnel shortages, natural disasters, international conflicts, labor disputes, financial difficulties and other supply chain disruptions. Our manufacturing facility in Sunnyvale, California may be particularly susceptible to earthquakes and wildfires. Manufacturing difficulties, including contamination, human error or failure to follow established procedures, could reduce production yields, increase costs, delay product deliveries or require us to suspend manufacturing operations. In addition, changes in demand may require us to adjust our manufacturing operations, potentially resulting in additional costs, delays or quality issues. In addition, we may experience challenges managing the inventory of components of the Ceribell System, which can lead to excess inventory. Inventory levels in excess of customer demand may result in inventory write-downs or write-offs, which could impact our gross margins. Reserves and write-downs for discounts, promotions, and excess inventory are recorded based on our strategic plans and forecast of future demand. Actual future demand could be less than our forecast, which may result in additional reserves and write-downs in the future.

Our dependence on third-party manufacturers and suppliers, including single-source suppliers, exposes us to additional risks, including interruptions or discontinuation of supply, price fluctuations, defects or reliability issues, and difficulties identifying and qualifying alternative suppliers. Changes in suppliers, components or manufacturing processes may also require additional testing, validation or regulatory approvals, which could delay production or commercialization. Furthermore, our manufacturing operations and those of our third-party manufacturers and suppliers must comply with applicable regulatory requirements, including the QMSR. Failure to comply with these requirements could result in production delays, regulatory enforcement actions, product recalls or other adverse consequences. See the risk factor titled, “Our products must be manufactured in accordance with applicable laws and regulations, and we could be forced to recall our devices or terminate production if we fail to comply with these regulations.”

Any of these events could impair our ability to manufacture and deliver products in sufficient quantities, maintain required quality standards or meet customer demand, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

We may in the future become subject to foreign data protection laws, including the European Union and United Kingdom General Data Protection Regulations (together, the “GDPR”), which impose stringent requirements on the processing and cross-border transfer of personal data, including health information, and authorize fines of up to €20 million or 4% of annual global revenues, whichever is greater. As we expand into foreign countries and jurisdictions, we will become subject to additional laws and regulations that will affect how we conduct business, and legal uncertainty regarding international transfers of personal data may continue, which could increase our costs or affect how we operate our business.

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

Although we work to comply with applicable laws, regulations and standards, our contractual obligations, research protocols, and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any actual or perceived failure by us or our employees, representatives, contractors, consultants, or other third parties to comply with such requirements or adequately address data privacy and security concerns, even if unfounded, could result in, among other adverse impacts, significant regulatory penalties and fines, our compliance with contracts entered into with our partners, collaborators, and other third-party payers, damage to our reputation, loss of customer confidence in our security measures, withdrawal or withholding of customer consent for using patient data, government investigations, and enforcement actions and litigation and claims by third parties, any of which could have a material adverse effect on our reputation, business, financial condition, results of operations, and prospects.

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

In the United States, the federal executive branch has rescinded and modified executive orders and administrative policies relating to AI Technologies, and may continue to do so or implement new executive orders or rulemaking relating to AI Technologies in the future. Any such changes at the federal level could require us to expend significant resources to modify our products, services, or operations to ensure compliance or remain competitive. U.S. legislation related to AI Technologies has also been introduced at the federal level and is advancing at the state level. Such additional regulations may impact our ability to develop, use, and commercialize AI Technologies in the future.

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

Our information technology systems and those of our customers, third-party service providers, manufacturers, and other contractors or consultants are vulnerable to attack, damage and interruption from computer viruses and malware (e.g., ransomware), misconfigurations, “bugs” or other vulnerabilities, malicious code, natural disasters, terrorism, war, telecommunication and electrical failures, hacking, cyber attacks, phishing attacks and other social engineering schemes, employee theft or misuse, human error, unauthorized access, fraud, denial or degradation of service attacks, and sophisticated nation-state and nation-state-supported actors. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. The risk of a security breach or disruption, particularly through cyber attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased and evolved. If we or our third-party vendors were to experience a significant cybersecurity breach of our or their information systems or data, the costs associated with the investigation, remediation and potential notification of the breach to counter-parties and data subjects could be material. In addition, our remediation efforts may not be successful. If we do not allocate and effectively manage the resources necessary to build and sustain the proper technology and cybersecurity infrastructure, we could suffer significant business disruption, including transaction errors, supply chain or manufacturing interruptions, processing inefficiencies, data loss or the loss of or damage to intellectual property or other proprietary information. There can also be no assurance that our and our customers’, third-party service providers’, contractors’, and consultants’ cybersecurity risk management programs and processes, including policies, controls, or procedures, will be fully implemented, complied with or effective in protecting our systems, networks, and Confidential Information.

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

We cannot be certain that the claims in our U.S. pending patent applications, corresponding international patent applications and patent applications in certain foreign territories, or those of our licensors, will be considered patentable by the USPTO or courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our future issued patents will not be found invalid or unenforceable if challenged. Our ability to obtain and maintain valid and enforceable patents depends in part on whether the differences between our inventions and the prior art allow our inventions to be patentable over the prior art. Additionally, regardless of when filed, we may fail to identify relevant third-party patents or patent applications, or we may incorrectly conclude that a third-party patent is invalid or not infringed by our products, services, technologies, or activities.

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

We rely in part on our portfolio of issued patents and pending patent applications in the United States and other countries to protect our intellectual property and competitive position. However, it is also possible that we may fail to identify patentable aspects of inventions made in the course of the development, manufacture, and commercial activities conducted by or on behalf of us before it is too late to obtain patent protection on such inventions. If we fail to timely file for patent protection in any jurisdiction, we may be precluded from doing so at a later date. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, outside scientific collaborators, suppliers, consultants, advisors, and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection. Furthermore, publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Moreover, as a licensee of third parties’ patents or patent applications, depending on the terms of our existing and any future in-licenses, we may not have the right to control the preparation, filing, and prosecution of patent applications, or to maintain or enforce the patents, covering technology in-licensed from third parties. Therefore, these patents and patent applications may not be prosecuted, maintained, and/or enforced in a manner consistent with the best interests of our business. While we generally apply for patents in those countries where we intend to make, have made, use, import, offer for sale, or sell our products or services or otherwise practice our technology, we may not accurately predict all of the countries where patent protection will ultimately be desirable. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from importing, using, manufacturing, and/or commercializing our own products or services, or otherwise practicing our own technology. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business.

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

Some of our patents and patent applications are, and may in the future be, co-owned with third parties. If we are unable to obtain an exclusive license to any such third-party co-owners’ interest in such patents or patent applications, such co-owners may be able to license their rights to other third parties, including our competitors, and our competitors could market competing products, services, or technologies. In addition, we may need the cooperation of any such co-owners of our patents to enforce such patents against third parties, and such cooperation may not be provided to us.

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

The medical device industry is highly competitive and litigious with respect to patents, trademarks, trade secrets, and other intellectual property rights. Companies in the medical device industry have used intellectual property litigation to gain a competitive advantage. Third parties, including our competitors, may currently, or in the future, infringe, misappropriate, or otherwise violate our issued patents or other intellectual property rights, and we may file lawsuits or initiate other proceedings to protect or enforce our patents or other intellectual property rights, which could be expensive, time-consuming, and unsuccessful. We regularly monitor for unauthorized use of our intellectual property rights and, from time to time, analyze whether to seek to enforce our rights against potential infringement, misappropriation, or violation of our intellectual property rights. However, the steps we have taken, and are taking, to protect our proprietary rights may not be adequate to enforce our rights as against such infringement, misappropriation, or violation of our intellectual property rights. In certain circumstances it may not be practicable or cost-effective for us to enforce our intellectual property rights fully, particularly in certain developing countries or where the initiation of a claim might harm our business relationships. We may also be hindered or prevented from enforcing our rights with respect to a government entity or instrumentality because of the doctrine of sovereign immunity. Our ability to enforce our patent or other intellectual property rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products, services, or technologies. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product, services, or technologies. Thus, we may not be able to detect unauthorized use of, or take appropriate steps to enforce, our intellectual property rights. Any inability to meaningfully enforce our intellectual property rights could harm our ability to compete and reduce demand for our products, services, and technologies. We are currently involved in litigation against Natus, which is more fully described in “Part II, Item 1. Legal Proceedings” of this report, to protect or enforce our intellectual property rights, and we may initiate or become subject to additional litigation in the future. Litigation is inherently uncertain, may result in counterclaims or challenges to the validity of our patents, and can be costly and time-consuming. An adverse result in any litigation proceeding could harm our business. In any lawsuit we bring to enforce our intellectual property rights, a court may refuse to stop the other party from manufacturing, commercializing, using or importing the product, service, offering or technology at issue on grounds that our intellectual property rights do not cover, and the other party is not infringing, violating or otherwise misappropriating our intellectual property, through the manufacture, commercialization, use or importation of the product, service, offering or technology in question. Any claims we assert against perceived infringers could also provoke these parties to assert counterclaims against us alleging that we infringe, misappropriate, or otherwise violate their intellectual property rights. If we initiate legal proceedings against a third party to enforce a patent covering a product, service, offering or technology, the defendant could counterclaim that such patent is invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are common, and there are numerous grounds upon which a third party can assert invalidity or unenforceability of a patent. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of patentable subject matter, novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from USPTO, or made a misleading statement, during prosecution. Mechanisms for such challenges include reexamination, post-grant review, inter partes review, derivation proceedings, and equivalent proceedings in foreign jurisdictions (e.g., opposition proceedings). In a patent or other intellectual property proceeding, a court may decide that a patent or other intellectual property right of ours is invalid or unenforceable, in whole or in part, construe the patent’s claims or other intellectual property narrowly or refuse to stop the other party from manufacturing, commercializing, using or importing the product, service, offering, or technology at issue on the grounds that our patents or other intellectual property do not cover the manufacture, commercialization, use, or importation of the product, service, offering, or technology in question. Furthermore, even if our patents or other intellectual property rights are found to be valid and infringed, a court may refuse to grant injunctive relief against the infringer and instead grant us monetary damages and/or ongoing royalties. Such monetary compensation may be insufficient to adequately offset the damage to our business caused by the infringer’s competition in the market. An adverse result in any litigation or administrative proceeding could put one or more of our patents or other intellectual property rights at risk of being invalidated or interpreted narrowly, which could adversely affect our competitive business, financial condition, results of operations and prospects. Moreover, even if we are successful in any litigation, we may incur significant expense in connection with such proceedings, and the amount of any monetary damages may be inadequate to compensate us for damage as a result of the infringement and the proceedings. A legal proceeding, regardless of the outcome, could drain our financial resources and divert the time and effort of our management. Protracted litigation to defend or prosecute our intellectual property rights could result in our customers or potential customers deferring or limiting their purchase or use of the affected products until resolution of the litigation.

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

Although our agreements with third-party manufacturing partners generally seek to prevent them from misusing our intellectual property and trade secrets, or using our designs to manufacture products for our competitors, we may be unsuccessful in monitoring and enforcing our intellectual property rights against these manufacturing partners and may find counterfeit goods in the market being sold as our products or future products similar to ours produced for our competitors using our intellectual property. Although we take steps to stop counterfeits, we may not be successful and customers who purchase these counterfeit goods may experience product defects or failures, harming our reputation and brand and causing us to lose future sales. Any of the foregoing could harm our business, financial condition and results of operations.

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

Third parties may initiate legal proceedings alleging that we are infringing, misappropriating, or otherwise violating their intellectual property rights. The outcomes of such proceedings are uncertain and could have a negative impact on the success of our business. It is possible that U.S. and foreign patents and pending patent applications controlled by third parties may be alleged to cover our products, services, and technologies, or that we may be accused of misappropriating third parties’ trade secrets or infringing third parties’ trademarks. We may in the future become party to, or be threatened with, adversarial proceedings or litigation regarding intellectual property rights with respect to our products, services, or technologies, including post grant review and inter partes review before the USPTO or equivalent foreign regulatory authority. Furthermore, we may also become involved in other proceedings, such as reexamination, derivation, or opposition proceedings before the USPTO or other jurisdictional body relating to our intellectual property rights or the intellectual property rights of others. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future, regardless of their merit. Because patent applications can take many years to issue and because publication schedules for pending applications vary by jurisdiction, there may be applications now pending of which we are unaware and which may result in issued patents, which our current or future products, services, or technologies infringe. Also, because the claims of published patent applications can change between publication and patent grant, there may be published patent applications that may ultimately issue with claims that we infringe. There is a risk that third parties may choose to engage in litigation with us to enforce or to otherwise assert their patent rights against us. Even if we believe such claims are without merit, a court of competent jurisdiction could hold that these third-party patents are valid and enforceable, and infringed by the use of our products, services, or technologies, which could have a negative impact on the commercial success of our current and any future products, services, or technologies. If we were to challenge the validity of any such third-party U.S. patent in federal court, we would need to overcome a presumption of validity. As this burden is a high one requiring us to present clear and convincing evidence as to the invalidity of any such U.S. patent claim, there is no assurance that a court of competent jurisdiction would invalidate the claims of any such U.S. patent. We will have similar burdens to overcome in foreign courts in order to successfully challenge a third-party claim of patent infringement.

Our defense of any litigation or administrative proceedings may fail and, even if successful, defending such claims brought against us would cause us to incur substantial expenses and distract our management and other employees. If such claims are successfully asserted against us, we could be forced to pay substantial damages. Further, if a patent infringement or other intellectual property rights-related lawsuit were brought against us, we could be forced, including by court order, to cease developing, manufacturing, commercializing, importing, or using the infringing product, service, or technology. In addition, we could be found liable for monetary damages, including treble damages and attorneys’ fees, if we are found to have willfully infringed a patent or other intellectual property right. Although patent, trademark, trade secret, and other intellectual property disputes have often been settled through licensing or similar arrangements, costs associated with such arrangements may be substantial and could include ongoing royalties. We may not be able to obtain licenses on commercially reasonable terms or at all, in which event our business would be materially and adversely affected. Even if we were able to obtain a license, the rights may be non-exclusive, which could result in our competitors and other third parties gaining access to the same intellectual property. Ultimately, if we are unable to obtain such licenses or make any necessary changes to our products, services, or technologies, we could be forced to cease some aspect of our business operations, which could harm our business significantly.

A finding of infringement or an unfavorable outcome in an administrative proceeding could prevent us from developing, manufacturing, commercializing, importing, or using our products, services, or technologies, or force us to cease some or all of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business, financial condition, results of operations, and prospects. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of litigation or administrative proceedings more effectively than we can because of greater financial resources and more mature and developed intellectual property portfolios. We could encounter delays in product introductions while we attempt to develop alternative products or technologies.

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

Any lawsuits relating to intellectual property rights could subject us to significant liability for damages and invalidate our intellectual property. Any potential intellectual property litigation also could force us to stop developing, making, selling, importing, or using affected products, services, or technologies, or to redesign them, which could be costly, disruptive, and infeasible. We could also be required to pay substantial damages, royalties, or the other party’s attorneys’ fees and costs, to seek a license that may not be available on commercially reasonable terms or at all, or to forgo opportunities to license our own intellectual property rights and collect royalties, and we would incur significant legal expenses.

Third parties may also raise similar claims before administrative bodies in the United States or abroad, even outside the context of litigation. Such mechanisms include reexamination, post-grant review, inter partes review, and equivalent proceedings in foreign jurisdictions (for example, opposition proceedings). Such proceedings could result in revocation of or amendment to our patents in such a way that they no longer cover our products, services, or technologies. With respect to the validity question, for example, we cannot be certain that there is no invalidating prior art, of which we, our patent counsel, and the patent examiner were unaware during prosecution. If a third party were to prevail on a legal assertion of invalidity and/or unenforceability, we may lose at least part, and perhaps all, of the patent protection on our products, services, or technologies. Such a loss of patent protection would have a material adverse impact on our business, financial condition, results of operations, and prospects.

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

In addition, we may be subject to claims from third parties challenging inventorship or ownership of intellectual property rights we regard as our own, based on claims that our agreements with employees or consultants obligating them to assign their inventions and intellectual property rights therein to us are ineffective or in conflict with prior or competing contractual obligations to assign inventions and intellectual property rights therein to another employer, to a former employer, or to another person or entity. Many of our current and former employees and consultants were previously employed at or engaged by other medical device companies, including our competitors or potential competitors. Some of these employees and consultants have executed with such previous employment or engagements confidential information non-disclosure and non-use agreements and inventions assignment agreements, which may have included non-competition provisions. Although we try to ensure that such employees and consultants do not use or otherwise disclose confidential information or intellectual property rights of others in their work for us without such other person’s consent, we may be subject to claims that we or our current or former employees or consultants have, inadvertently or otherwise, infringed, violated, or otherwise misappropriated the confidential information or the intellectual property rights of these former employers, clients, or other third parties. To the extent that our current or former employees or consultants disclose or use confidential information or intellectual property rights owned by others in their work for us, disputes may arise as to the rights in any related or resulting inventions and litigation may be necessary to defend against these claims. It may also be necessary or we may desire to obtain a license to such third party’s intellectual property rights to settle any such claim; however, there can be no assurance that we would be able to obtain such license on commercially reasonable terms, if at all. If our defense to those claims fails, in addition to paying monetary damages or a settlement payment, a court could prohibit us from manufacturing, commercializing, using or importing the product, service, or technology features or practicing other intellectual property rights that are essential to our business, which could have a material adverse effect on our competitive position as well as our business, financial condition, results of operations, and prospects. In addition, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against these claims, litigation could result in substantial costs and could be a distraction to management and our employees. Any litigation or the threat thereof may adversely affect our ability to hire employees or contract with collaborators, partners, service providers, or contractors. A loss of key personnel or their work product could hamper or prevent our ability to develop, manufacture, commercialize, import, or use our products, services, or technologies, which could materially and adversely affect our business, financial condition, results of operations, and prospects.

We depend on certain intellectual property rights that are licensed to us. We may be unsuccessful in licensing or acquiring intellectual property rights from third parties that may be necessary to develop, manufacture, commercialize, import, or use our current and/or future products, services, or technologies.

The “brain stethoscope” EEG sonification technology, which processes data and turns it into sound, that is used in the Ceribell System is protected by intellectual property rights that we in-license from Stanford University. See the section titled “Business—Stanford Agreement” in our Annual Report on Form 10-K. We exercised our option to extend exclusivity under certain licensed patent rights owned or controlled by Stanford University through the expiration date of the last-to-expire licensed patent. However, there can be no assurance that such exclusivity will be effective in all jurisdictions or that the underlying patents will not be challenged. Our rights to use such intellectual property rights in our business are also subject to the continuation of and our compliance with the terms of the license agreements between us and each of our licensors. In addition, the agreements under which we in-license intellectual property or technology from third parties are complex, and certain provisions in such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement. Moreover, if disputes over intellectual property that we have in-licensed, or in-license in the future, prevent, or impair our ability to maintain our licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates, which could have a material adverse effect on our business, financial condition, results of operations, and prospects.

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

In addition, despite the protections we place on our intellectual property and our other proprietary rights, monitoring unauthorized use and disclosure by employees, consultants, and other third parties who have access to such intellectual property or other proprietary rights is difficult, and we do not know whether the steps we have taken to protect our intellectual property or other proprietary rights will be adequate. Therefore, we may not be able to prevent the unauthorized disclosure or use of our technical knowledge or other trade secrets by such employees, consultants, advisors, or third parties, despite the existence of our protections, including non-disclosure and use restrictions. These agreements may not provide meaningful protection against the unauthorized disclosure or use of our trade secrets, know-how, or other proprietary information in the event the unwanted use is outside the scope of the provisions of the contracts or in the event of any unauthorized use, misappropriation, or disclosure of such trade secrets, know-how or other proprietary information that we fail to detect. There can be no assurances that such employees, consultants, advisors, or third parties will not intentionally or unintentionally breach their agreements with us, that we will have adequate remedies for any breach, or that our trade secrets will not otherwise become known or independently developed by third parties, including our competitors. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that information to compete with us. In addition to contractual measures, we try to protect the confidential nature of our proprietary information by maintaining physical security of our premises and electronic security of our information technology systems. Such security measures may not, for example, in the case of misappropriation of a trade secret by an employee, consultant or other third party with authorized access, provide adequate protection for our proprietary information. Our security measures may not prevent an employee, consultant, or other third party from misappropriating our trade secrets and providing them to a competitor, and recourse we take against such misconduct may not provide an adequate remedy to protect our interests fully.

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

Our trademarks could be challenged, opposed, invalidated, infringed, and circumvented by third parties, and our trademarks could also be diluted, declared generic or descriptive, or found to be infringing on other marks. If any of the foregoing occurs, we could be forced to re-brand our company, products, services, or technologies, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion. Further, there can be no assurance that competitors will not infringe our trademarks or that we will have adequate resources to enforce our trademarks. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. Certain of our current or future trademarks may become so well known by the public that their use becomes generic and they lose trademark protection. Over the long-term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively. Any of the foregoing could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.

Our products contain third-party open source software components and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our products, affect our ability to protect our proprietary information, and subject us to possible litigation.

Our products contain software tools licensed by third parties under open source software licenses. Use and distribution of open source software may entail greater risks than use of third-party commercial software, as open source software licensors generally do not provide warranties or other contractual protections regarding infringement claims or the quality of the code. Some open source software licenses contain requirements that the licensee make its source code publicly available if the licensee creates modifications or derivative works using such open source software, depending on the type of open source software the licensee uses and how the licensee uses it. If we combine our proprietary software with open source software in a certain manner, we could, under certain open source software licenses, be required to make available the source code of certain of our proprietary software to the public for free. This could allow our competitors to create similar products with less development effort and time and ultimately could result in a loss of product sales and revenue. In addition, some companies that use third-party open source software have faced claims challenging their use of such open source software and their compliance with the terms of the applicable open source license. We may be subject to suits by third parties claiming ownership of what we believe to be open source software or claiming noncompliance with the applicable open source licensing terms. Use of open source software may also present additional security risks because the public availability of such software may make it easier for hackers and other third parties to compromise or attempt to compromise our technology platform and systems.

We are subject to certain manufacturing restrictions related to licensed intellectual property rights that were developed with the financial assistance of United States government grants.

Under the Bayh-Dole Act, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” in inventions produced with its financial assistance (“Government Funded Inventions”) for its own benefit. The Bayh-Dole Act provides federal agencies with march-in rights (“March-In Rights”), which allows a government agency, in specified circumstances, to require the patent owner or successors in title to the patent directed to such Government Funded Inventions (“Patent Owner”) to grant a “nonexclusive, partially exclusive or exclusive license” to a “responsible applicant or applicants,” which if exercised, would allow such government agency to require such Patent Owner to grant a non-exclusive, partially exclusive, or exclusive license in any field of use to a third party designated by such agency. The Bayh-Dole Act also provides that the Patent Owner manufacture products embodying the respective Government Funded Inventions domestically in accordance with certain requirements. If this domestic manufacturing requirement is not met, the government agency that funded the relevant grant is entitled to exercise March-In Rights. We are subject to the Bayh-Dole Act with respect to licensed technology that was developed with United States government grants. Such licensed technology is used in our recorders. Further, we cannot be sure that if we acquire intellectual property rights in the future they will be free from government rights or regulations pursuant to the Bayh-Dole Act.

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

Risks Related to Financial and Accounting Matters

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

The tax regimes we are subject to or operate under are unsettled and may be subject to significant change. This challenge will continue to increase as we expand our operations globally. Changes in tax laws, issuance of new tax rulings or changes in interpretations of existing laws could cause us to be subject to additional income-based taxes and non-income-based taxes, including payroll, sales, use, value-added, digital, net worth, property and goods and services taxes, which in turn could adversely affect our results of operations and financial condition. In particular, the U.S. government may enact significant changes to the taxation of business entities including, among others, an increase in the corporate income tax rate, the imposition of minimum taxes or surtaxes on certain types of income, significant changes to the taxation of income derived from international operations, and it may enact further limitations on the deductibility of business interest. For example, on July 4, 2025, the OBBB Act was enacted, introducing amendments to U.S. tax laws with various effective dates from 2025 to 2027, including changes to the treatment of research and development expenses under Section 174 of the Internal Revenue Code of 1986, as amended, modifications to the global intangible low-taxed income regime, new minimum or book-based taxes, and limitations on interest deductibility.

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

On August 5, 2026, we entered into the Credit Agreement, which provides for term loan and revolving loan facilities. At closing, we borrowed $20.0 million under the revolving loan facility and no term loans and used the proceeds to repay in full all amounts outstanding under the VLSA, which was terminated in connection with the repayment. Our obligations under the Credit Agreement are secured by a security interest in substantially all of our assets, including our intellectual property, subject to customary exclusions. The Credit Agreement contains customary affirmative and negative covenants that limit our ability to engage in specified types of transactions. The Credit Agreement also contains financial covenants that are tested quarterly, but only while the sum of our outstanding term loans and the revolving loan commitment exceeds $35.0 million. When tested, we must maintain minimum net revenue of $70.0 million. If we fail to satisfy that covenant, we must also maintain minimum unrestricted cash of $65.0 million on a continuous basis. In addition, if our liquidity falls below $50.0 million, the lenders may require that cash we collect be swept daily to repay the revolving loans. The covenants limit our ability to, among other things:

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

After December 31, 2027, availability under the revolving loan facility will be subject to a borrowing base based on eligible accounts receivable and inventory, which could reduce the amount available to us under the facility.

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

Risks Related to Ownership of Our Common Stock

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

We have provided, and may in the future provide, public guidance on our expected operating and financial results for future periods. Any such guidance will be consisted of forward-looking statements subject to the risks and uncertainties described in this Quarterly Report and in our other public filings and public statements. The ability to provide this public guidance, and the ability to accurately forecast our results of operations, will be impacted by a number of factors, many of which are out of our control. Our actual results may not always be in line with or exceed any guidance we have provided, especially in times of economic or regulatory uncertainty. If, in the future, our operating or financial results for a particular period do not meet any guidance provided or the expectations of investment analysts or investors generally, or if we reduce our guidance for future periods, the market price of our common stock may decline. Even if we do issue public guidance, there can be no assurance that we will continue to do so in the future.

We may require additional capital to support business growth, and this capital might not be available on terms favorable to us, or at all, and may dilute existing stockholders’ ownership of our common stock.

We intend to continue to make investments to support our business growth and may require additional funds to respond to business challenges and opportunities, including the need to develop new products, enhance our existing products, enhance our operating infrastructure, potentially expand internationally, and potentially acquire complementary businesses and technologies. In order to achieve these objectives, we may make future commitments of capital resources. Accordingly, we may need to engage in equity or debt financings to secure additional funds. If we raise additional funds through further issuances of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock. In addition, the incurrence of indebtedness would increase our fixed obligations and include covenants or other restrictions that would impede our ability to manage our operations. Further, if additional financing is needed, we may not be able to obtain additional financing on terms favorable to us or at all. Our inability to obtain adequate financing or financing on terms satisfactory to us, when we require it, could significantly limit our ability to continue supporting our business growth and responding to business challenges and opportunities. Furthermore, future issuances of our common stock, the exercise of outstanding options, the vesting of restricted stock units and other equity awards, or the perception that such issuances or sales may occur, could depress the market price of our common stock and result in additional dilution to our stockholders.

Our principal stockholders and management own a significant percentage of our stock and are able to exert significant control over matters subject to stockholder approval.

As of September 30, 2026, our executive officers, directors, owners of more than 5% of our capital stock and their respective affiliates beneficially owned approximately 42% of our common stock. Therefore, these stockholders have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, amendments of our organizational documents, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

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
•
the ability of our Board of Directors to authorize the issuance of shares of preferred stock and to determine the price and other terms of those shares, including preferences and voting rights, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;
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
•
the requirement that a special meeting of stockholders may be called only by our Board of Directors, which may delay the ability of our stockholders to force consideration of a proposal or to take action, including the removal of directors; and
•
advance notice procedures that stockholders must comply with in order to nominate candidates to our Board of Directors or to propose matters to be acted upon at a stockholders’ meeting, which may discourage or deter a potential acquirer from conducting a solicitation of proxies to elect the acquirer’s own slate of directors or otherwise attempting to obtain control of us.

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
•
changes in third-party payer reimbursement policies;
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

In addition, extreme price and volume fluctuations in the stock markets have affected and continue to affect many medical device and technology companies’ stock prices. Stock prices often fluctuate in ways unrelated or disproportionate to the companies’ operating performance. In the past, stockholders have filed securities class action litigation following periods of market volatility. This risk is especially relevant for us because medical technology companies have experienced significant stock price volatility in recent years. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business and seriously harm our business.

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

General Risk Factors

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

The outcome of pending or potential future legal and arbitration proceedings is difficult to predict with certainty. In the event of a negative outcome of any material legal or arbitration proceeding, whether based on a judgment or a settlement agreement, we could be obligated to make substantial payments, which could have a material adverse effect on our business, financial condition, results of operations, and prospects. In addition, the costs related to litigation and arbitration proceedings may be significant.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Rule 10b5-1 Trading Plans

Name	Action	Date	Trading Arrangement		Total Shares to be Sold	Expiration Date
			Rule 10b5-1*	Non-Rule 10b5-1**
Josef Parvizi, M.D., Ph.D. Director, Chief Medical Advisor, and Co-Founder	Adopt	August 12, 2026	X		250,000	July 26, 2027
William W. Burke Director	Adopt	August 12, 2026	X		19,960	July 7, 2027
Xingjuan (Jane) Chao President, Chief Executive Officer, Director, and Co-Founder	Adopt	August 12, 2026	X		472,500	September 30, 2027

* Intended to satisfy the affirmative defense of Rule 10b5-1(c).

** Not intended to satisfy the affirmative defense of Rule 10b5-1(c).

Item 6. Exhibits.

Incorporated by reference
Exhibit Number	Description	Form	Dated	Number	Provided Herewith
3.1	Amended and Restated Certificate of Incorporation.	8-K	10/15/2024	3.1
3.2	Amended and Restated Bylaws.	8-K	10/15/2024	3.2
4.1	Form of Common Stock Certificate.	S-1/A	9/19/2024	4.01
10.1	Credit, Security and Guaranty Agreement, dated as of August 5, 2026, by and among CeriBell, Inc., as Borrower, MidCap Funding IV Trust, as Agent, and MidCap Financial Trust, as Term Loan Servicer and the Lenders from time to time party thereto.	10-Q	8/10/2026	10.1
31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.				X
101.SCH	Inline XBRL Taxonomy Extension Schema.				X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.				X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.				X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.				X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.				X
104	Cover Page Interactive Data File (embedded within the Inline XBRL document).				X

* The certifications attached as Exhibit 32.1 and Exhibit 32.2 that accompany this Quarterly Report pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, are not deemed “filed” by the Registrant for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CERIBELL, INC.

Date: November 3, 2026	By:	/s/ Xingjuan (Jane) Chao, Ph.D.
Xingjuan (Jane) Chao, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 3, 2026	By:	/s/ Scott Blumberg
Scott Blumberg
Chief Financial Officer
(Principal Financial Officer)